Form 10QSB
period 1996-09-30
COMPURAD INC
filed 1996-11-13
CIK 1019947

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/x/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                                       OR
/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

                         For The Quarterly Period Ended

                               SEPTEMBER 30, 1996

                        Commission File Number 000-21157

                             C O M P U R A D, I N C.
        (Exact name of small business issuer as specified in its charter)


                 Delaware                                        86-0710268
        (State or other jurisdiction                          (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

                                 1350 North Kolb
                              Tucson, Arizona 85715
                    (Address of principal executive offices)

                                 (520) 298-1000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes / /   No /X*/

*This is registrant's first filing.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 11, 1996, there were 3,874,600 shares, $.01 par value, outstanding.

                                 COMPURAD, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         Part I. - FINANCIAL INFORMATION

                                                                                                 Page
Item 1.                    FINANCIAL STATEMENTS
 Condensed Balance Sheets - September 30, 1996 and December 31, 1995                              3
 Condensed Statements of Operations - Three Months and Nine Months
         Ended September 30, 1996 and September 30, 1995                                          4
 Condensed Statements of Cash Flows - Nine Months
         Ended September 30, 1996 and September 30, 1995                                          5
 Notes to Condensed Financial Statements                                                          6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   8


                          Part II. - OTHER INFORMATION


Item 1.       LEGAL PROCEEDINGS                                                                  12

Item 2.       CHANGES IN SECURITIES                                                              12

Item 3.       DEFAULTS UPON SENIOR SECURITIES                                                    12

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                                                   12

Item 5.       OTHER INFORMATION                                                                  12

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                   12


SIGNATURES                                                                                       13

                                 COMPURAD, INC.
                            CONDENSED BALANCE SHEETS

                                                                                September 30,   December 31,
                                                                                   1996             1995
                                                                               --------------   ------------
                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 4,508,514      $    36,024
   Accounts receivable, net of $80,000 allowance at September 30, 1996           1,039,690          143,873
   Inventories                                                                     345,223          328,425
   Prepaid expenses and other                                                       40,002            4,689
                                                                               -----------      -----------
Total current assets                                                             5,933,429          513,011
Property and equipment, net                                                        248,331          100,637
                                                                               -----------      -----------
Total assets                                                                   $ 6,181,760      $   613,648
                                                                               ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                            $   819,924      $   578,978
   Accrued expenses                                                                495,344           95,864
   Customer deposits and unearned revenue                                          212,804          528,967
                                                                               -----------      -----------
Total current liabilities                                                        1,528,072        1,203,809
Note payable to related party                                                      113,469           99,969
Other liabilities to related party                                                 541,676          541,676
Stockholders' equity (deficit):
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 1996 and December 31, 1995,
     respectively                                                                       --               --
   Common stock, $.01 par value; 20,000,000 shares authorized,
     3,724,600 and  2,186,100 shares issued and outstanding at September
     30, 1996 and December 31, 1995, respectively                                5,173,200           25,966
   Stock subscriptions receivable                                                       --           (6,250)
   Paid in capital--stock-based compensation and expenses                          464,500          100,000
   Accumulated deficit                                                          (1,639,157)      (1,351,522)
                                                                               -----------      -----------
Total stockholders' equity (deficit)                                             3,998,543       (1,231,806)
                                                                               -----------      -----------
Total liabilities and stockholders' equity (deficit)                           $ 6,181,760      $   613,648
                                                                               ===========      ===========



                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                           SEPTEMBER 30                       SEPTEMBER 30
                                                ---------------------------------------------------------------
                                                    1996           1995               1996             1995
                                                ---------------------------------------------------------------
Net revenues                                    $2,039,170     $  630,466           $5,219,515       $2,808,780
Cost of revenues                                 1,024,451        418,851            2,903,632        1,962,136
                                                ---------------------------------------------------------------
    Gross profit                                 1,014,719        211,615            2,315,883          846,644

Operating expenses:
    Selling and marketing                          294,979        139,982              735,807          445,616
    Research and development                       399,190        153,141              898,165          371,970
    General and administrative                     255,756         93,885              609,312          253,735
    Amortization of intangible asset                    --         50,833                   --          152,499
    Stock-based compensation and expenses            3,000             --              364,500               --
                                                ---------------------------------------------------------------
    Income (loss) from operations                   61,794       (226,226)            (291,901)        (377,176)
Other income (expense)                              11,477         (2,889)               4,266           (6,877)
                                                ---------------------------------------------------------------
Net income (loss)                               $   73,271     $ (229,115)          $ (287,635)      $ (384,053)
                                                ===============================================================

Net income (loss) per common share              $     0.02     $    (0.10)          $    (0.11)      $    (0.19)
                                                ===============================================================

Shares used in computing net income (loss)
per common share                                 3,256,826      2,314,129            2,725,464        1,996,587
                                                ===============================================================






                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                                                -----------------------------
                                                                    1996            1995
                                                                -----------------------------
OPERATING ACTIVITIES:
Net loss                                                        $   (287,635)      $(384,053)
Adjustments to reconcile net loss  to net cash (used in)
   provided by operating activities:
     Depreciation and amortization                                    50,637         184,305
       Stock-based compensation and expenses                         364,500              --
Changes in operating assets and liabilities:
     Accounts receivable                                            (895,817)       (247,902)
     Inventories                                                     (16,798)        (60,479)
     Prepaid expenses and other                                      (35,313)         (4,689)
     Accounts payable and accrued expenses                           640,426         167,784
     Customer deposits and unearned revenue                         (316,163)        356,089
                                                                ----------------------------

Net cash (used in) provided by operating activities                 (496,163)         11,055
                                                                ----------------------------

INVESTING ACTIVITIES:
Purchases of property and equipment                                 (184,831)        (24,908)
                                                                ----------------------------

Net cash used in investing activities                               (184,831)        (24,908)
                                                                ----------------------------

FINANCING ACTIVITIES:
Proceeds from note payable                                           250,000              --
Principal payments on note payable                                  (250,000)             --
Proceeds from issuance of common stock                             5,153,484           7,780
                                                                ----------------------------

Net cash provided by financing activities                          5,153,484           7,780
                                                                ----------------------------

Net increase (decrease) in cash and cash equivalents               4,472,490          (6,073)

Cash and cash equivalents, beginning of period                        36,024           7,507
                                                                ----------------------------

Cash and cash equivalents, end of period                        $  4,508,514       $   1,434
                                                                ============================




                             See accompanying notes.

                                 COMPURAD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The condensed financial statements of CompuRAD, Inc. ("the Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited interim information reflect all adjustments, consisting of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full fiscal year. The Condensed Balance Sheet as of December 31, 1995 was derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the Company's financial statements for the year ended December 31, 1995, included in the Company's prospectus, dated August 28, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The Company develops, manufactures, and markets computer software which captures, stores, distributes, and displays electronic medical images and other types of clinical information and distributes this information i) between hospitals and physicians' offices and homes; ii) between clinicians and healthcare delivery systems; and iii) between various departments within hospitals and clinics. The Company currently operates primarily in North America and in only one business segment, the medical software industry.

Inventories: The Company values its inventories at the lower of cost or market. Cost is computed on a first-in, first-out basis. Substantially all inventories are comprised of finished computer hardware goods purchased from computer manufacturers. The Company does not modify any such computer hardware, but integrates its software into the customer's ordered system.

Software Development Costs: Under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, once technological feasibility is established related to software development costs for new products or for enhancements to existing products which extend the product's useful life, such costs are capitalized up until the time the product or enhancement is available for release to customers, after which the capitalized costs are amortized over the estimated life of the products.

Income Taxes: The Company was an S-corporation for state and federal income tax purposes until August 28, 1996 ( the date of the Company's initial public offering). For 1995, all items of income, expense, and available tax credits were passed through to CompuRAD's stockholders.

Accordingly, there is no provision for income taxes reflected in the accompanying Condensed Statements of Operations for the three months and nine months ended September 30, 1995.

Upon termination of the S-corporation status, the Company became a C-corporation, subject to federal and state income taxes. Income tax expense is $0 for the three months and nine months ended September 30, 1996. The tax basis of the Company's assets exceeds the basis presented by approximately $750,000 at September 30, 1996, primarily due to the tax treatment of certain assets. At the time the Company's S-corporation status terminated, a deferred tax asset of approximately $300,000 existed; however, a corresponding valuation allowance was established to reduce the carrying value of the deferred tax asset to zero.

Revenue Recognition: Revenue from the sale and installation of hardware and software is recognized when the product has been shipped, and related costs of installation are accrued upon shipment. Revenue from maintenance, service, and support agreements is recognized over the term of the agreement, which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. At the request of certain customers, the Company acquires computer hardware for purposes of configuration with its software products. The Company expects that this service of acquiring hardware for resale will be phased out in the next several years.

Income (Loss) per Common Share: Income (loss) per common share is computed using the weighted average number of shares of common stock outstanding, except as noted below. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common shares, warrants, and options issued during the period commencing 12 months prior to the initial filing of the initial public offering at prices below the anticipated public offering price are presumed to have been in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering determined using the treasury stock method.

3.  COMMON STOCK

On August 28, 1996, the Company completed an initial public offering, selling 1,000,000 shares of common stock at $6.00 per share. The net proceeds to the Company were $5,130,000. In connection with the initial public offering, there was a 150-for-1 sock split. All share and per share amounts have been retroactively adjusted to reflect the stock split.

4.  RELATED PARTY TRANSACTIONS

The Company's president, was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology, P.C. ("ASR"). On January 1, 1993, the Company acquired certain technology from ASR in exchange for common stock, a note payable ($113,469 and $99,969 at September 30, 1996 and December 31, 1995, respectively), and deferred payment due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three year period beginning January 1, 1993.

The deferred payment due totals $541,676 at September 30, 1996 and December 31, 1995 and is payable in cash, common stock or a combination, at the Company's option. The payment is due within 90 days of August 28, 1996, the Company's initial public offering of common stock.

                                 COMPURAD, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-QSB contains forward looking statements. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward looking statements. Additional written or oral forward looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. See Exhibit 99, Cautionary Statement Regarding Forward Looking Statements to this Quarterly Report on Form 10-QSB.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1995

Net Revenues

         Net revenues for the three months ended September 30, 1996 were $2 million, compared with $630,000 for the three months ended September 30, 1995, reflecting an increase of 223.4%. Of these amounts, hardware sales, software licenses and maintenance and support services accounted for 46.7%, 45.4%, 7.9%, respectively, for the 1996 period and 56.1%, 35.5%, 8.4%, respectively, for the 1995 period. The overall increase in revenues was attributable to a substantial increase in revenues from sales of iNET software, offset in part by a decrease in revenues from sales of the Company's PC Teleradiology products. One customer represented 22.2% and 35.6% of net revenues for the three months ended September 30, 1996 and 1995, respectively.

Gross Margin

         Gross margin increased to 49.8% for the three months ended September 30, 1996 from 33.6% for the three months ended September 30, 1995. This substantial increase in gross margin was attributable principally to a substantial change in the relative mix of higher margin software sales and lower margin hardware sales, reflecting the Company's decision to focus on software rather than hardware sales. The increase in gross margin was also attributable to a slightly higher average selling price, reflecting the availability during the 1996 period of the entire iNET product line. Cost of hardware sales for the three months ended September 30, 1996 was $824,000 and for the three months ended September 30, 1995 was $327,000. Cost of software licenses for the three months ended September 30, 1996 was $136,000 and for the three months ended September 30, 1995 was $47,000. Cost of maintenance and support services for the three months ended September 30, 1996 was $64,000 and for the three months ended September 30, 1995 was $45,000.

Selling and Marketing Expense

         Selling and marketing expense for the three months ended September 30, 1996 was $295,000, or 14.5% of net revenues, compared with $140,000 or 22.2% of net revenues, for the three months ended September 30, 1995, an increase of 110.7%. This increase, in absolute dollars, was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the three months ended September 30, 1996 was $399,000, compared with $153,000 for the three months ended September 30, 1995, an increase of 160.7%. As a percentage of net revenues, these expenses decreased to 19.6% for the 1996 period from 24.3% for the 1995 period. This increase, in absolute dollars, reflected the Company's hiring of additional research and development staff, and, to a lesser extent, an increase in fees paid to independent contractors. In addition, the quarter ended September 30, 1996 is the first period that included any expense associated with the development of ClinicalWare. The Company expects that research and development expense will continue to increase due in part to expenses associated with the development of additional ClinicalWare products.

General and Administrative Expense

         General and administrative expense for the three months ended September 30, 1996 was $256,000, or 12.5% of net revenues, compared with $94,000, or 14.9%
of net revenues, for the three months ended September 30, 1995, reflecting an increase of 172.4%. This increase, in absolute dollars, reflected the hiring of additional administrative staff as well as the establishment of a bad debt reserve .

Amortization of Intangible Asset

         Amortization of intangible asset represents amortization of the technology purchased by the Company from Arizona State Radiology, P.C. ("ASR") in 1993. This amortization was completed in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1995

Net Revenues

         Net revenues for the nine months ended September 30, 1996 were $5.2 million, compared with $2.8 million for the nine months ended September 30, 1995, reflecting an increase of 85.8%. Of these amounts, hardware sales, software licenses and maintenance and support services accounted for 45.6%, 47.0%, 7.4%, respectively, for the 1996 period and 59.0%, 36.5%, 4.5%, respectively, for the 1995 period. The overall increase in revenues was attributable to a substantial increase in revenues from sales of iNET software, offset in part by a decrease in revenues from sales of the Company's PC Teleradiology products. One customer represented 22.3% and 34.0% of net revenues for the nine months ended September 30, 1996 and 1995, respectively.

Gross Margin

         Gross margin increased to 44.4% for the nine months ended September 30, 1996 from 30.1% for the nine months ended September 30, 1995. This substantial increase in gross margin was attributable principally to a substantial change in the relative mix of higher margin software sales and lower margin hardware sales, reflecting the Company's decision to focus on software rather than hardware sales. The increase in gross margin was also attributable to a slightly higher average selling price, reflecting the availability during the 1996 period of the entire iNET product line. Cost of hardware sales for the nine months ended September 30, 1996 was $2.2 million, compared with $1.6 million for the nine months ended September 30, 1995. Cost of software licenses for the nine months ended September 30, 1996 was $510,000 compared with $238,000 for the nine months ended September 30, 1995. Cost of maintenance and support services for the nine months ended September 30, 1996 was $233,000, compared with $114,000 for the nine months ended September 30, 1995.

Selling and Marketing Expense

         Selling and marketing expense for the nine months ended September 30, 1996 was $736,000, or 14.1% of net revenues, compared with $446,000, or 15.9% of net revenues, for the nine months ended September 30, 1995, an increase of 65.1%. This increase, in absolute dollars, was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the nine months ended September 30, 1996 was $898,000, compared with $372,000 for the nine months ended September 30, 1995, an increase of 141.5%. As a percentage of net revenues, these expenses increased to 17.2% for the 1996 period from 13.2% for the 1995 period. This increase reflected the Company's hiring of additional research and development staff, and, to a lesser extent, an increase in fees paid to independent contractors. In addition, the period ended September 30, 1996 is the first period that included any expense associated with the development of ClinicalWare. The Company expects that research and development expense will continue to increase due in part to expenses associated with the development of additional ClinicalWare products.

General and Administrative Expense

         General and administrative expense for the nine months ended September 30, 1996 was $609,000, or 11.7% of net revenues, compared with $254,000, or 9.0%
of net revenues, for the nine months ended September 30, 1995, reflecting an increase of 140.1%. This increase reflected the hiring of additional administrative staff, as well as the establishment of a bad debt reserve.

Amortization of Intangible Assets

         Amortization of intangible assets represents amortization of the technology purchased by the Company from ASR in 1993. This amortization was completed in 1995.

Stock-Based Compensation and Expenses

         Stock-based compensation and expenses are comprised of non-cash charges associated with the Company's grant of options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.007 per share to the co-signer of the Company's borrowing from BankOne Arizona, N.A. in May 1996 and the Company's issuance of 150,000 shares of the Company's Common Stock to an executive officer of the Company in March 1996. The difference between the exercise price of such options (or in the case of the March 1996 issuance, the price paid for such shares) and the deemed fair market value of the Company's Common Stock on the dates of grant was recognized immediately as a non-cash charge. The fair market value of the Company's Common Stock was deemed to be $1.00 per share in March 1996 and $2.50 per share in April 1996, resulting in total charges for the nine months ended September 30, 1996 of $364,500.

LIQUIDITY AND CAPITAL RESOURCES

The Company expects its capital needs and operating expenditures to increase in the next few years. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from its initial public offering should be adequate to satisfy its working capital and capital expenditure requirements through 1997. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially affected.

Effective October 1, 1996, the Company entered into a five year lease agreement for approximately 13,200 square feet at an approximate monthly cost of $17,000. The Company has relocated its staff as of this date. No significant costs were incurred in the move.

SEASONALITY

The Company has historically experienced some seasonality. The Company believes a number of its customers and potential customers defer making purchase commitments in the fourth quarter because of budget constraints and the timing of the Radiological Society of North America trade show and convention in the fourth quarter. This has had the effect of increasing the level of orders received by the Company in the first quarter, although the revenues associated with such orders are generally not recognized until the second quarter. Typically, net revenues are higher during the second and third quarters and weaker in the first and fourth quarters. Although the Company believes the effect of this seasonality will diminish for a number of reasons, including the introduction of its ClinicalWare software, there can be no assurance that the Company will not experience seasonality in the future.

                                 COMPURAD, INC.
                          PART II. - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  The registrant is not the subject of legal proceedings which, in the opinion of management, will have a material effect on the financial position of the registrant or its results of operations.

Item 2.           CHANGES IN SECURITIES

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  Exhibit 11  -  Schedule Regarding Computation of Net Income
                  (Loss) per Share

                  Exhibit 27  -  Financial Data Schedule

                  Exhibit 99 - Cautionary Statement Regarding Forward-looking Statements

                  Exhibit 99.1 - Office Lease

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 COMPURAD, INC.
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CompuRAD, Inc.


Date:  November 11, 1996                    /s/ Phillip Berman, M.D.
                                            -----------------------------------
                                            Phillip Berman, M.D.
                                            Chairman, Chief Executive Officer
                                            and President




Date:  November 11, 1996                    /s/ Kevin Donovan
                                            -----------------------------------
                                            Kevin Donovan
                                            Vice President, Finance and Chief
                                            Financial Officer