Form 10KSB
period 1996-12-31
COMPURAD INC
filed 1997-03-31
CIK 1019947

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) For the transition period from to
         -------    -------

                        Commission File Number 000-21157
                                 COMPURAD, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                          86-0710268
      (State or other jurisdiction                          (I.R.S.  Employer
      of incorporation or organization)                     Identification No.)

                     1350 NORTH KOLB, TUCSON, ARIZONA 85715
               (Address of principal executive offices) (Zip code)

                                 (520) 298-1000
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X          No
    -------          -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10- KSB. [x]

Revenues for the year ending December 31, 1996 were $6,914,453.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 1997 was $11,071,200, based on the average bid and asked prices of such stock as reported on the NASDAQ SmallCap Market on such date.

The number of shares outstanding of the Registrant's Common Stock on March 27, 1997 was 3,857,950.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format        Yes         No    X
                                                         -------    -------

                                 COMPURAD, INC.
                                   FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

ITEM 1.  Description of Business                                              3

ITEM 2.  Description of Property                                             10

ITEM 3.  Legal Proceedings                                                   11

ITEM 4.  Submission of Matters to a Vote of Security Holders                 11


                                     PART II
ITEM 5.  Market for Common Equity and Related Stockholder Matters            11

ITEM 6.  Management's Discussion and Analysis or Plan of Operation           11

ITEM 7.  Financial Statements                                                16

ITEM 8.  Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosure                              16


                                    PART III
ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
                       Compliance with Section 16(a) of the Exchange Act     16

ITEM 10. Executive Compensation                                              16

ITEM 11. Security Ownership of Certain Beneficial Owners and Management      17

ITEM 12. Certain Relationships and Related Transactions                      17

ITEM 13. Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   19

                                     PART I

ITEM 1.   BUSINESS

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

         The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussions, and in particular, the risks discussed below and in Part II, Item 6
- Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Additional Risk Factors that Could Effect Operating Results."

GENERAL

         CompuRAD, Inc. (the "Company") is a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. In response to the increasing acceptance of teleradiology and increasing demand for multi-user and multi-access off-site teleradiology systems, the Company introduced its iNET product line in late 1994. The Company has entered the larger clinical information market with its release of ClinicalWare in the first quarter of 1997. ClinicalWare is an Internet/Intranet software solution which provides enterprise-wide, secure electronic access through a Web browser to clinical information systems at any point of care.

         In recent years, healthcare expenditures in the United States have increased rapidly, exceeding $1 trillion in 1996. A significant source of these increasing costs can be attributed to the inefficiencies of traditional healthcare delivery systems and processes. The implementation of medical image management systems and other healthcare information systems helps providers deliver quality healthcare in a more efficient manner.

         The healthcare information systems market is estimated to grow from $10 billion in 1995 to $20 billion by the end of the decade. CompuRAD currently participates in the medical image management segment of the healthcare information systems market, which is projected to grow from $285 million in 1995 to over $1 billion by the year 2000. Medical image management, the management and distribution of medical images such as CAT scans, MRI scans, X-rays and ultrasounds, is one of the areas most advanced in providing electronic access in the clinical environment. This market has evolved from on-call teleradiology, the practice of receiving medical images at home after regular working hours utilizing point-to-point systems, to off-site teleradiology and in-hospital teleradiology, where such images are transferred between medical facilities or within a single facility often over LANs or WANs. The on-call teleradiology market is projected to grow from a base of $70 million in 1995 to over $115 million in 1997. Additionally, the off-site teleradiology market, which was $80 million in 1995, is projected to grow at a rate of at least 100% per year through 1997.

         CompuRAD sells its products both through a direct sales force and indirectly through a network of VARs and large medical image equipment vendors. The Company's resellers include Fuji Medical Systems and National Imaging Resources, a nationwide consortium of X-ray dealers. CompuRAD presently has licensed its products to hospitals, clinics, other healthcare facilities and physician groups. The Company's customers include New York University Medical Center, Alliant Health Systems, Symphony Mobilex, which is a subsidiary of Integrated Health Services, Inc. and The Nursing Home Group plus many other leading healthcare facilities and organizations.

         The Company was incorporated in Arizona in January 1992 under the name CompuMed, Inc. In January 1996, CompuMed, Inc. merged with and into CompuMed Technology, a Delaware Corporation. It subsequently changed its name to CompuRAD, Inc. in February 1996.

STRATEGY

         CompuRAD's objective is to enhance its position as a leading provider of medical image management software and leverage its experience and expertise in the healthcare industry by providing a comprehensive software solution for easily accessing disparate information systems across healthcare enterprises. To reach this objective, the Company is pursuing the following strategies:

- Maintain Market Leadership. The Company has been a leading provider of medical image management software since the introduction of its PC Teleradiology software in 1992. The Company pioneered the development of the PC-based, off-site teleradiology market with its introduction of its iNET product line. CompuRAD plans to continue to enhance its existing products and to develop new products and product line extensions.

- Drive Industry Standards. The Company intends to drive the adoption of desktop standards for medical imaging applications through the sale of its medical imaging tools to leading medical equipment vendors, healthcare information systems vendors, system integrators and MIS departments of healthcare institutions. In addition, the Company intends to promote Internet standards in the healthcare market through its ClinicalWare products.

- Leverage Installed Customer Base. CompuRAD presently has licensed its products to hospitals, clinics, other healthcare facilities and physician groups. CompuRAD believes that it is well positioned to market additional products to its existing clients due to its leadership in developing quality medical image management software and its clients' increasing need for clinical information systems.

- Focus on the Point of Care. The Company has leveraged its technology and expertise in distributing medical images to multiple points of care with ClinicalWare. ClinicalWare, an Internet/Intranet solution, will provide healthcare providers secure access to multiple information systems from any point of care.

PRODUCTS

         The Company has developed a comprehensive line of medical image management software products which it believes are the most cost-effective and user-friendly products available. CompuRAD has expanded its product line and capabilities substantially from its first product, PC Teleradiology, to include a full range of software designed to enable healthcare organizations to capture, store, distribute and display medical images over LANs and WANs. In addition, the Company plans to capitalize on its expertise in the medical image management systems market by entering the larger healthcare information system market with its ClinicalWare product, which offers a comprehensive Internet/Intranet solution to access disparate information systems across healthcare enterprises.

         Software and systems as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered bugs and system errors in certain of its software enhancements, both before and after initial shipment. There can be no assurance that, despite testing by the Company, errors will not occur in the Company's products resulting in loss of, or delay in, market acceptance. Any such loss or delay could have a materially adverse effect on the Company's business, financial condition and results of operations. Peripherals and hardware from third party manufacturers may contain defects and incompatibilities which could adversely effect market acceptance of the Company's software products.

         In addition, the markets for the Company's software are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements of products, operating systems and environments. The Company's future success will depend upon its ability to enhance its current product line, to complete products currently under development, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction could have a materially adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has occasionally experienced delays in the development and introduction of new software and software enhancements, and there can be no assurance that the Company will not experience such delays in the future. Timeliness of delivery is of critical importance to certain customers, and the Company's failure to successfully develop and ship such products in a timely manner could result in cancellation of customer orders which could have a materially adverse effect on the Company's business, financial condition and results of operations.

    Current Product Offerings

         PC Teleradiology

         The Company's initial product, PC Teleradiology, is designed to capture, store, distribute and display medical images. PC Teleradiology systems are used for point-to-point teleradiology applications, such as applications that connect hospitals to physicians' homes or clinics to hospitals. PC Teleradiology systems operate on Windows, DOS and Macintosh platforms. Sales of PC Teleradiology and associated hardware (including industry standard scanners, PC's and direct capture boards) accounted for approximately 10% and 33% of the Company's revenues in 1996 and 1995, respectively. This product is currently only being offered to existing PC Teleradiology users who wish to add additional nodes.

         iNET

         The Company introduced its iNET product line in late 1994, which the Company believes is the most scalable and affordable teleradiology solution available in the industry. The iNET product line supports on-call, off-site and in-hospital applications and it runs in either a point-to-point or networked configuration. iNET allows users to capture, store, distribute and display medical images quickly and easily and provides medical image management across diverse clinical environments.

                  The iNET product line consists of the following products:

                       iNET Server is a file and communication server running on Windows NT. It is configured with a relational database and is designed to support multiple teleradiology sessions as well as route image traffic over LANs and WANs.

                       iCAPTURE is used to frame grab monochrome video signals from a variety of radiology modalities including CAT Scan, MRI, Ultrasound and Nuclear Medicine.

                       iSCAN digitizes up to 14" x 17" x-ray film images by using CCD and laser film digitizers.

                       iFCR acquires images from Fuji Computed Radiography ("CR") systems.

                       iVIEW and iVIEW+ display medical images on a PC. iVIEW is used for single SVGA monitors. iVIEW+ supports higher resolution and multi-monitor workstations. iVIEW and iVIEW+ can receive images from the iNET Server over a LAN or WAN or directly from iSCAN, iCAPTURE and iFCR through point-to-point transmissions.

                       iNET Pro is a DICOM 3.0 version of the Company's standard iNET Server product. It is a file and communication server running on Windows NT. It is configured with a relational database and is designed to support multiple teleradiology sessions to route images, schedule image routing, compress images for storage and wide area network routing, and convert image between JPEG and DICOM file formats.

                       iVIEW Pro displays medical images on a PC with single and multi-monitor configurations. The Company believes that the individually configurable user interface offers many unique functions presently unavailable in competitive products. iVIEW Pro is DICOM 3.0 compliant and is interoperable with other

                           DICOM 3.0 servers, archives and devices from most major medical manufacturers (e.g. General Electric, Siemens, Picker, Sterling Diagnostic).

         CompuRAD's target customers for iNET include: (i) radiologists and radiology groups; (ii) hospitals and other healthcare facilities; (iii) mobile X-ray companies; and (iv) medical imaging equipment manufacturers and suppliers. Sales of iNET accounted for approximately 81% and 61% of the Company's revenues in 1996 and 1995, respectively.

         ClinicalWare

         ClinicalWare, introduced in the first quarter of 1997, is an Internet/Intranet solution that provides a single point of access to clinical information such as transcribed reports, laboratory results, on-line knowledge bases and medical images at any point of care.

         ClinicalWare provides (i) the means to integrate information which resides on disparate clinical information systems in an integrated delivery system ("IDS"); (ii) easy access to information through the use of either a standard Web browser or ClinicalWare Passport, the Company's browser designed specifically for healthcare clinicians; (iii) support for emerging healthcare protocols, such as HL-7 and DICOM which enable interfacing among various healthcare information systems; (iv) enhanced security (including a sophisticated user-authentication system using a 61-bit public key encryption method and an additional hardware security layer); and (v) security and access management features such as flexible assignment of different user and access profiles based on workstation location, day and time and application scenarios.

         The market for Internet/Intranet-related software designed for use in healthcare environments is in the early stages of development. Since this market is new, and because current and future competitors are likely to introduce competing Internet/Intranet software, it is difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. The success of ClinicalWare is highly dependent upon the market acceptance of the Internet/Intranet technologies for healthcare environments. If the market for such Internet/Intranet software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely effected. The Company expects that the sales cycle for ClinicalWare will be longer than that for its other existing products and that the price for ClinicalWare will be higher than that for the Company's other current products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell ClinicalWare. Additionally, the Company faces greater challenges in installing and supporting ClinicalWare because of the complexity of Internet/Intranet related software and systems. The Company has limited experience in marketing, installing and supporting Internet/Intranet clinical information systems, and there can be no assurance that the Company can obtain the necessary resources to market, install and support ClinicalWare in an efficient, cost-effective and competitive manner. The failure of ClinicalWare to achieve market acceptance for any reason could have a materially adverse effect on the Company's business, financial condition and results of operations.

         Target customers for ClinicalWare include: (i) integrated and community healthcare delivery systems; (ii) hospitals and other healthcare facilities;
(iii) multi-office physician groups; (iv) managed care providers and insurance carriers; (v) imaging centers; and (vi) radiology groups.

         MammoWorks

         MammoWorks is a Windows application developed in response to the need for compliance with the Mammography Quality Standards Act. The application supports scheduling, outcome measurements, quality assurance reporting, transcription and patient tracking and recall, thus helping mammography facilities better manage their outcome reporting and patient management. To date, revenues from this product have not been significant.

    Products in Development

         ClinicalWare Partners Program

         The ClinicalWare Partners Program is a program developed to enlist Original Equipment Manufacturers to develop custom ClinicalWare applications. Target customers for ClinicalWare Partners Program include: (i) integrated and community healthcare delivery systems; (ii) managed care providers; (iii) insurance carriers; (iv) system integrators; (v) clinical information system providers; (vi) pharmaceutical companies; and (vii) medical manufacturers and suppliers.

         MedImage Toolkit

         The Company has, over time, developed a series of flexible and reusable components designed for rapid applications development ("RAD") of medical imaging applications in the Windows 95 and Windows NT environments. These tools reduce product development time for both Company and OEM products. The MedImage Toolkit will be bundled as part of the ClinicalWare API and Partners Program. The MedImage Toolkit will be targeted at (i) imaging equipment manufacturers;
(ii) healthcare information system companies; and (iii) hospitals to enable them to develop their own PC-based medical image applications.

THIRD PARTY SOFTWARE DEVELOPMENT AND LICENSING

         CompuRAD offers customized Windows NT/Windows 95 application software to other large medical image management systems providers including international medical equipment manufacturers, healthcare information system vendors and system integrators. CompuRAD presently sells software to members of National Imaging Resources ("NIR"), a nationwide consortium of X-ray dealers, and has developed and is developing customized software for Siemens Medical Systems ("Siemens Magic View 50"). CompuRAD intends to pursue other third party alliances and agreements as methods of promoting the Company's technology as the desktop standard for image enabling healthcare applications. Historically, the Company has retained the intellectual property rights to the software it develops for third parties and plans to do so in the future.

RESEARCH AND DEVELOPMENT

         The Company's research and development activities include the design and development of new software and updates and enhancement of existing software. CompuRAD's new product development program is focused on improving access to medical images and clinical information. Updates and enhancements of its existing software include efforts to improve connectivity, compression algorithms and user interface design. As of December 31, 1996, 38 of the Company's employees were involved in research and development. Research and development expense for the years ended December 31, 1996 and 1995 totaled approximately $1,400,000 and $564,000, respectively.

SERVICE AND SUPPORT

         The Company provides installation, training and support services to its customers. As of December 31, 1996, the Company's service and support organization consisted of 17 employees responsible for working with customers to install, configure and support the Company's systems. Typical installation services include project planning, hardware testing and configuration, on-site installation, and training of customer personnel in system operation and maintenance. On-site installation generally requires one to four weeks. The Company also provides telephone support services to its customers 24 hours a day, seven days a week, as well as other services, including on-site support, software customization services, and technical and user training programs.

         The Company licenses its software and provides installation, training and support services to customers pursuant to the terms of software licensing and support agreements. Under the software license agreements, the Company generally grants to the customer a perpetual, non-exclusive and non-transferable right to use the Company's products. In addition, the Company provides installation and training services. Maintenance and support contracts typically are sold on a renewable annual basis.

CUSTOMERS

         CompuRAD presently has licensed its products to hospitals, clinics, other healthcare facilities and physician groups. The Company's customers include New York University Medical Center, Alliant Health Systems, Symphony Mobilex, which is a subsidiary of Integrated Health Services, Inc., and the Nursing Home Group plus many other leading healthcare facilities and organizations.


         In 1996 and 1995, one customer, Symphony Mobilex, a subsidiary of Integrated Health Services, Inc. ("Symphony Mobilex"), accounted for approximately 22% and 31%, respectively, of the Company's revenues. No other customer accounted for more than 10% of the Company's revenues during these periods. The Company's five largest customers in 1996 and 1995 accounted for 30% and 49%, respectively, of the Company's revenues. The Company has agreements with OEMs and some of these agreements require OEMs to purchase a minimum amount of the Company's products each year. A significant reduction in sales volume attributable to the loss of any of the Company's customers, losses arising from customer disputes regarding shipments or license, installation and service fees or the Company's inability to collect accounts receivable from any major customer could have a materially adverse effect on the Company's business, financial condition and results of operations.

         To date, sales of the Company's teleradiology products, including PC Teleradiology and its successor iNET, accounted for a substantial majority of its revenues. In 1996 and 1995, 81% and 61% of the Company's revenues were derived from sales of iNET and 10% and 33% were attributable to sales of PC Teleradiology. Sales of the iNET product line could decline for a number of reasons including consolidation in the healthcare market and changes in government regulation that reduce or eliminate reimbursement for teleradiology services. If sales of the Company's iNET product line decline for any reason, the Company's business, financial condition and results of operations would be materially adversely effected.

BACKLOG

         The Company's backlog consists of purchase orders for software licenses, hardware and unamortized technical support for which delivery has been specified by a customer within the next six months. The Company accepts purchase orders for periods beyond six months which are not included in backlog. At December 31, 1996, the Company's backlog was approximately $430,000, compared with a backlog of $1,154,000 at December 31, 1995. Due to the possibility of cancellation of software licenses and hardware orders and potential delays in product shipment and because the Company's revenues often reflect orders shipped in the same quarter as received, backlog at any particular date is not necessarily indicative of actual sales for any subsequent period. The Company's backlog has in the past been larger as well as smaller than its backlog at December 31, 1996, and may be expected to vary substantially from time to time. In addition, orders for software and systems have varied substantially from quarter to quarter and are expected to continue to do so. The Company believes that greater efficiencies in product and inventory control, manufacturing, and customer order fulfillment during 1996 have had a significant positive impact.

SALES AND MARKETING

         The Company sells its software directly to end users through nine direct sales representatives and indirectly through the X-ray dealers/VARs that make up NIR. The Company sells its products to the NIR VARs, which then resell the Company's products to end-user customers. In addition, since 1993, Fuji Medical Systems has been reselling the Company's software and has provided the Company with numerous leads and referrals.

         The Company's marketing strategy is designed to promote the quality and reliability of the Company's products through advertising in major industry publications and through direct marketing programs. The Company also participates in the RSNA (Radiology Society of North America) trade show and convention, and HIMSS (Healthcare Information Management Systems Show).

         The Company is seeking to add to its international dealer network and is in discussions with several international trading companies and systems integrators. CompuRAD's international sales effort and partnership strategy is focused on Japan, southeast Asia, Europe, Australia, and South America. The Company already has entered into agreements with resellers in New Zealand, Chile and Thailand.

COMPETITION

         The Company believes that the principal competitive factors for selecting medical image management software and systems are the reputation and market position of the vendor and the price, reliability, ease of use, functionality and performance of the product or system. The Company believes it competes effectively with respect to these factors.

         Competition in the markets for medical image management products and healthcare information systems and services is intense and is expected to increase. The Company's competitors include other providers of medical image management and healthcare information products. The Company's principal competitors in the medical image management industry are E-Med, an E-Systems Medical Electronics Inc. company, which is a subsidiary of Raytheon Corp., Cemax-Icon, Inc. and Applicare Medical Imaging B.V. Furthermore, other major healthcare information and equipment companies not presently offering competing products may enter the Company's markets. In addition, the emerging market for Internet/Intranet clinical information systems is expected to be highly competitive, and the Company's competitors in this market could include many of its competitors in the medical image management systems market as well as other providers of healthcare information systems and new entrants into the marketplace. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely effect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse effect on its business, financial condition or results of operations.

PROPRIETARY RIGHTS

         The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company has not filed any patent applications covering its technology or registered its trademarks. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop systems and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of systems overlap. Although the Company believes that its systems and applications do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the Company would prevail in any such dispute or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

         Medical image management software is subject to extensive government regulation as a medical device in the United States by the Food and Drug Administration ("FDA") and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. Generally, before a new medical device can be introduced into the market in the United States, the manufacturer or distributor must obtain FDA clearance of a 510(k) premarket notification or approval of a Premarket Approval ("PMA") application. If a medical device manufacturer or distributor can establish, among other things, that a device is "substantially equivalent" in intended use and technological characteristics to certain legally marketed devices, for which the FDA has not required a PMA, the manufacturer or distributor may seek clearance from the FDA to market the device by filing a 510(k). In recent years, the FDA has been requiring a more rigorous demonstration of substantial equivalence. Material changes to legally marketed medical devices are also subject to FDA review and clearance or approval prior to commercialization in the United States.

         The Company has obtained 510(k) clearance for its current medical image management software. However, the Company believes that its success depends upon commercial sales of new versions of its medical image management software which may be subject to clearance or approval from the FDA and its foreign counterparts. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, the 510(k) clearance procedure may be unavailable and the Company may be required to utilize the longer and more expensive PMA process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional data as a prerequisite to clearance or approval, could have a materially adverse effect on the Company's business, operating results and financial condition.

         The process of obtaining a 510(k) clearance generally requires supporting data, which can be extensive and extend the regulatory review process for a considerable length of time. FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses. The Company has been inspected once and will continue to be inspected on a routine basis by the FDA for compliance with the FDA's Quality System Regulation ("QSR") and other applicable regulations. The Company will be required to adhere to applicable FDA QSR regulations and similar regulations in other countries, which include testing, control, and documentation requirements. Failure to comply with applicable regulatory requirements could result in the failure of the government to grant market clearance or premarket approval, withdrawal of approvals or criminal prosecution. The Company is also subject to other federal, state and local laws and regulations relating to safe working conditions and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be predicted. Failure to comply with regulatory requirements could have a materially adverse effect on the Company's business, financial condition and results of operations.

         Sales of the Company's software outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign marketing approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In Europe, the Company will be required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products by mid 1998 to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has not obtained such certifications, and there can be no assurance it will be able to obtain such certifications or any other international regulatory approvals in a timely manner, or at all. Failure to obtain such certifications, any necessary foreign regulatory approvals or any other failure to comply with regulatory requirements outside the United States could have a materially adverse effect on the Company's business, financial condition and results of operations.

THIRD-PARTY REIMBURSEMENT

         Third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing or the relative attractiveness of the Company's software by regulating the maximum amount of reimbursement that they will provide for rendering professional and technical radiology services. In recent years, healthcare costs have risen substantially, and third party payors have come under increasing pressure to reduce such costs. In this regard, extensive studies undertaken by the federal government, even though not successfully translated into regulatory action, have stimulated widespread analysis and reactions in the private sector focused on healthcare cost reductions, which may involve reductions in reimbursement rates in radiology. A decrease in the amount of reimbursement or elimination of reimbursement for services using teleradiology may decrease or eliminate the amount which radiologists are able to charge parties for such services, and could result in a reduction of the Company's historical customer base. Additionally, a reduction in reimbursement rates could cause hospitals and other healthcare providers to decrease the number of radiology procedures performed, which may slow the adoption of teleradiology and Picture Archiving and Communications Systems ("PACS"), thereby reducing the potential demand for the Company's software.

EMPLOYEES

         As of December 31, 1996, the Company had 81 employees, including 38 in engineering, research and development, 17 in system integration and installation, 12 in sales and marketing and 14 in finance and administration. None of the Company's employees is represented by a labor organization, and the Company is not a party to any collective bargaining agreement. The Company has not had any employee strike or work stoppages and considers its relations with its employees to be good.

ITEM 2.   DESCRIPTION OF PROPERTY

         The Company leases approximately 14,750 square feet of office space in Tucson, Arizona for its corporate operations. The lease expires in 2001. The Company believes that its existing facilities are adequate for its current needs but may require more space as its business expands.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings at this time.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On August 28, 1996, the Company completed an initial public offering, selling 1,000,000 shares of common stock at $6.00 per share. The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol COMD.

         The table below represents the high and low for the Company's common stock, as reported on the NASDAQ SmallCap Market from the initial trading date on August 28, 1996 through December 31, 1996.


Period                                               High              Low
------                                               ----             ----
Quarter ended September 30, 1996                     $7.00            $6.00

Quarter ended December 31, 1996                      $7.00            $6.00

         As of December 31, 1996, there were 25 shareholders of record of the Company's stock. The Company neither declared or paid cash dividends on its common stock in the past, and currently intends to retain any earnings for use in business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Audited Financial Statements included elsewhere herein.

IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

         The following discussion contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Additional Risk Factors that Could Effect Operating Results." Additional information relating to the risks in the Company's business is contained in the "Business" section above.

OVERVIEW

         CompuRAD develops, manufactures, and markets computer software which captures, stores, distributes and displays electronic medical images and other types of clinical information and distributes that information (i) between hospitals and physician's homes and offices; (ii) between clinicians and healthcare delivery systems; and (iii) between various departments within hospitals and clinics. The Company introduced its first product, PC Teleradiology, in 1992. The Company introduced its iNET product line in 1994, MammoWorks in the third quarter of 1995 and ClinicalWare in the first quarter of 1997.

         The Company presently has licensed its products to hospitals, clinics, other healthcare facilities and physician groups. This represents sales by the Company of more than 1,025 PC Teleradiology licenses, 780 iNET licenses, 105 MammoWorks licenses and 120 Siemens Magic View 50 licenses.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Net Revenues

         Net revenues for the year ended December 31, 1996 were $6.9 million, compared with $3.9 million for the year ended December 31, 1995, reflecting an increase of 77%. Of these amounts, hardware sales, software licenses and maintenance and support services accounted for 45.5%, 46.4%, 8.1%, respectively, for the 1996 period and 58.8%, 36.3%, 4.9%, respectively, for the 1995 period. The overall increase in revenues was attributable to a substantial increase in revenues from sales of iNET software, offset in part by a decrease in revenues from sales of the Company's PC Teleradiology products. One customer represented 22% and 31% of net revenues in 1996 and 1995, respectively.

Gross Margin

         Gross margin increased to 45.4% for the year ended December 31, 1996 from 30.4% for the year ended December 31, 1995. This substantial increase in gross margin was attributable principally to a substantial change in the relative mix of higher margin software sales and lower margin hardware sales, reflecting the Company's preference to focus on software rather than hardware sales. The increase in gross margin was also attributable to a slightly higher average selling price, reflecting the availability during the 1996 period of the entire iNET product line. Cost of hardware sales for the year ended December 31, 1996 was $2.8 million and for the year ended December 31, 1995 was $2.2 million. Cost of software licenses for the year ended December 31, 1996 was $663,000 and for the year ended December 31, 1995 was $314,000. Cost of maintenance and support services for the year ended December 31, 1996 was $286,000 and for the year ended December 31, 1995 was $174,000.

Selling and Marketing Expense

         Selling and marketing expense for the year ended December 31, 1996 was $1.1 million, or 16.6% of net revenues, compared with $644,000 or 16.5% of net revenues, for the year ended December 31, 1995, an increase of 77.7%. This increase was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the year ended December 31, 1996 was $1.4 million, compared with $564,000 for the year ended December 31, 1995, an increase of 148.2%. As a percentage of net revenues, these expenses increased to 20.2% for 1996 from 14.4% for 1995. This increase reflected the Company's hiring of additional research and development staff, and, to a lesser extent, an increase in fees paid to independent contractors during certain periods in 1996. In addition, the year ended December 31, 1996 is the first period that included any expense associated with the development of ClinicalWare. The Company expects that research and development expense will continue to increase due in part to expenses associated with the development of additional ClinicalWare products.

General and Administrative Expense

         General and administrative expense for the year ended December 31, 1996 was $913,000, or 13.2% of net revenues, compared with $457,000, or 11.7% of net revenues, for the year ended December 31, 1995, reflecting an increase of 99.8%. This increase reflected the hiring of additional administrative staff as well as the establishment of a bad debt reserve of $80,000.


Amortization of Intangible Asset

         Amortization of intangible asset represents amortization of the technology purchased by the Company from Arizona State Radiology, P.C. ("ASR") in 1993. This amortization was completed in 1995.

Stock-Based Compensation and Expenses

         Stock-based compensation and expenses are comprised of non-cash charges associated with the Company's grant of options to purchase 75,000 shares of the Company's Common Stock at an exercise price of $0.007 per share to the co-signer of the Company's borrowing from BankOne Arizona, N.A. in May 1996 and the Company's issuance of 150,000 shares of the Company's Common Stock to an executive officer of the Company in March 1996. The difference between the exercise price of such options (or in the case of the March 1996 issuance, the price paid for such shares) and the deemed fair market value of the Company's Common Stock on the dates of grant was recognized immediately as a non-cash charge. The fair market value of the Company's Common Stock was deemed to be $1.00 per share in March 1996 and $2.50 per share in April 1996, resulting in total charges for the year ended December 31, 1996 of $367,500.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its capital needs and operating expenditures to increase in the next few years. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds from its initial public offering should be adequate to satisfy its working capital and capital expenditure requirements through 1997. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially effected.

         Effective October 1, 1996, the Company entered into a five year lease agreement for approximately 14,750 square feet at an approximate monthly cost of $16,000. The Company has relocated its staff as of this date. No significant costs were incurred in the move.

ADDITIONAL FACTORS THAT COULD EFFECT OPERATING RESULTS

         In addition to the other factors identified in this Annual Report on Form 10-KSB, the following risk factors could materially and adversely effect the Company's future operating results, and could cause actual events to differ materially from those predicted in the Company's forward looking statements relating to its business.

HISTORY OF OPERATING LOSSES; UNCERTAIN PROFITABILITY

         The Company incurred net losses of approximately $625,000 in 1996 and $793,000 in 1995, and, as of December 31, 1996, had an accumulated deficit of $1,976,000. The development and marketing by the Company of new and existing products will continue to require substantial product development and other expenditures. The Company's prior operating history and dependence upon emerging and developing markets and key personnel, as well as competition, uncertainty in the consolidation of the healthcare industry, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

VARIABILITY IN QUARTERLY OPERATING RESULTS; SEASONALITY

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: demand for the Company's software, applications and services, including the relative mix of hardware and software purchased by its customers; the number, timing and significance of announcements and releases of software enhancements and new applications by the Company and its competitors; the number, timing and significance of announcements and releases of hardware and other related peripherals by third party suppliers; the termination of, or a reduction in, offerings of the Company's software, applications and services; the loss of customers due to consolidation in the healthcare industry; delays in delivery requested by customers or caused by other factors; customer budgeting cycles; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In addition, since purchases of the Company's software generally involve a significant commitment of capital, any downturn in a potential customer's business or the economy in general, including changes in the healthcare market, could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues, therefore, if revenues are below expectations, net income is likely to be disproportionately effected. Further, it is likely that in some future quarter the Company's operating results, including the Company's revenues, gross margins, expenses or backlog, will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock could be materially adversely effected.

         The Company has historically experienced some seasonality. The Company believes a number of its customers and potential customers defer making purchase commitments in the fourth quarter because of budget constraints and the timing of the Radiological Society of North America trade show and convention in the fourth quarter. This has had the effect of increasing the level of orders received by the Company in the first quarter, although the revenues associated with such orders are generally not recognized until the second quarter. Typically, net revenues are higher during the second and third quarters and weaker in the first and fourth quarters. However, the timing and amount of large purchase orders from significant customers, such as in the fourth quarter of 1995 may decrease the effect of such seasonality. There can be no assurance that the Company will not experience seasonality in the future.

DEPENDENCE ON EMERGING MEDICAL IMAGE MANAGEMENT AND TELERADIOLOGY SYSTEMS MARKETS; UNCERTAINTY OF MARKET ACCEPTANCE

         The Company's success is dependent on the development of the medical image management and teleradiology systems markets and on market acceptance of its existing software, as well as software it is currently developing. To date, substantially all of the Company's revenues have been derived from the sale of software and related hardware for the teleradiology market. The markets for the Company's software are still relatively undeveloped and may not grow in the near future, if at all. In the event that the medical image management and teleradiology systems markets do not develop as anticipated by the Company, the Company's business, financial condition and results of operations would be materially adversely effected.

         The commercial success of the Company's software will depend upon its acceptance by the healthcare community as a useful, cost-effective component of radiological procedures and healthcare delivery. There can be no assurance that sales of the Company's software will continue at historical rates or that the Company will introduce new software products that will achieve significant market acceptance in the future. Furthermore, new product introductions or enhancements by the Company's competitors or the use of other technologies could cause a decline in sales or loss of market acceptance of the Company's software. In addition, third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing and the relative attractiveness of the Company's software by regulating the reimbursement that they will provide for rendering professional and technical radiology services. A decrease in the amount of reimbursement or elimination of reimbursement for services using teleradiology may decrease or eliminate the amount which radiologists and healthcare providers are able to charge parties for such services and could result in a reduction of the Company's historical customer base. Additionally, a reduction in reimbursement rates could cause hospitals and other healthcare providers to decrease the number of radiology procedures performed, which may slow the adoption of teleradiology and/or PACS, thereby significantly reducing the potential demand for the Company's software. In the event that the Company's existing software and software under development do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely effected.

NEED TO MANAGE ANTICIPATED GROWTH IN OPERATIONS; DEPENDENCE UPON KEY PERSONNEL

         The Company intends to expand its operations which may place a strain on its management systems and resources. In addition, planned increases in the number of products sold by the Company may place additional strains on the Company's installation and support services and the Company will need to train and manage additional customer service personnel. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a materially adverse effect on the Company's business, financial condition and results of operations.

         The Company's future success also depends to a significant part upon the continued service of its executive officers and other key sales, marketing, development and installation employees. The loss of the services of any of its executive officers or other key employees could have a materially adverse effect on the Company's business, financial condition and results of operations.

CONSOLIDATION AND UNCERTAINTY IN THE HEALTHCARE INDUSTRY

         Many healthcare providers are consolidating to create larger healthcare networks with greater market concentration. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target markets. In addition, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's software and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a materially adverse effect on the Company's business, financial condition and results of operations. The healthcare industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare industry participants. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation and reform proposals. These proposed reforms, if adopted, may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's software and services. This could have a materially adverse effect on the Company's business, financial condition and results of operations.

LONG SALES CYCLES

         The sales cycle for medical image management systems is lengthy. The sales cycle of the Company's products is subject to delays associated with changes or the anticipation of changes in the regulatory environment affecting healthcare enterprises, changes in the customer's strategic system initiatives, competing information systems projects within the customer organization, consolidation in the healthcare industry in general, the highly sophisticated nature of the Company's software and competition in the medical image management and healthcare information systems markets in general. The time required from initial contact to purchase order typically ranges from one to three months, and the time from purchase order to delivery and recognition of revenue typically ranges from one to three months. During the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the software and negotiating the purchase order. For these and other reasons, the Company cannot predict when or if the sales process with a prospective customer will result in a purchase order.

PRODUCT LIABILITY

         The Company's software captures, stores, distributes and displays clinical information used by clinicians in the diagnosis and treatment of patients. Any failure by the Company's software to provide accurate, reliable and timely information, or to adequately protect the confidentiality of the information, could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its software or systems, but there can be no assurance that its insurance coverage would adequately cover any claims asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a materially adverse effect on the Company's business, financial condition and results of operations. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and diversion of management time and resources. There can be no assurance that the Company's insurance will cover such claims, that the Company will not be subject to product liability claims that will result in liability in excess of its insurance coverage or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

INTERNATIONAL SALES

         To date, the Company's international sales have been insignificant. The Company intends to increase its marketing efforts in the international markets. To the extent that international sales become significant, the Company's results of operations may be subject to the risks inherent in international transactions, including difficulties in staffing and managing foreign sales operations, changes in regulatory requirements, exchange rates and tariffs or other barriers.

The Company has limited experience in business operations outside the United States, and there can be no assurance that the Company's software will be accepted in international markets or that the Company can compete successfully in such markets.

POSSIBLE NEED FOR ADDITIONAL FUNDS; UNCERTAINTY OF ADDITIONAL FINANCING

         The Company expects its capital needs and operating expenditures to increase in the next few years. The Company believes that its existing capital resources and anticipated cash flow from planned operations, together with the net proceeds of its initial public offering should be adequate to satisfy its working capital and capital expenditure requirements through 1997. There can be no assurance, however, that the Company will not need additional capital before such time. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially adversely effected.

CONTROL BY DIRECTORS, EXECUTIVE OFFICERS AND AFFILIATED ENTITIES

         As of December 31, l996, the Company's executive officers, directors and their affiliates beneficially own approximately 52% of the outstanding shares of the Company's Common Stock. As a result, these stockholders are able to elect all of the Company's directors, retain the voting power to approve all matters requiring stockholder approval, including the acceptance and rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, and has significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

ITEM 7.   FINANCIAL STATEMENTS

         The audited financial statements of the Company for the years ended December 31, 1996 and 1995 are located beginning at page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Pursuant to Instruction E of Form 10-KSB, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

         Pursuant to Instruction E of Form 10-KSB, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Pursuant to Instruction E of Form 10-KSB, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to Instruction E of Form 10-KSB, information required by this item is hereby incorporated by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders. The definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Documents filed as part of this report:

     1.  Financial Statements

        The financial statements of CompuRAD, Inc. and Independent Auditor's Report are filed herein beginning on page F-1.


     2.  Exhibits

         Exhibit No.                        Description
         -----------                        -----------
         3.1*         Restated Certificate of Incorporation, as amended, of
                      Registrant.
         3.2*         Bylaws, as amended, of Registrant.
         4.1*         Form of Common Stock certificate.
         4.2*         Form of Warrant.
         10.1*        Stock Option Plan and form of option agreement thereunder.
         10.2*        1996 Stock Plan and form of option agreement thereunder.
         10.3*        1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
         10.4*        Form of Indemnification Agreement to be entered into
                      between Registrant and its directors and officers.
         10.5*        Shareholder Agreement dated January 15, 1993 between
                      Registrant and certain holders of Common Stock, amended by
                      Settlement Agreement - See Exhibit 10.10.
         10.6**       Lease dated August 24, 1996, relating to facility located
                      at Tucson, Arizona.
         10.7**       Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.8**       Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.9         Amendment three to the lease dated August 24, 1996,
                      relating to facility located at Tucson, Arizona.
         10.10*       Settlement Agreement dated as of July 14, 1996 among the
                      Company, Arizona State Radiology, P.C. et al.
         10.11*       Employment Agreement between Registrant and Phillip
                      Berman.
         10.12*       Employment Agreement between Registrant and Cary Cole.
         11.1         Statement Regarding Computation of Net Loss Per Share.
         13.1**       Form 10-QSB for the period ended September 30, 1996.
         23.1         Consent of Ernst & Young LLP, Independent Auditors.
         24.1         Power of Attorney -- See Page 19.

------------
* Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.
** Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.

B.  Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPURAD, INC.


Dated:  March 27, 1997                     By:     /s/   Phillip Berman, M.D
                                               ---------------------------
                                               Chairman, Chief Executive
                                               Officer and President

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phillip Berman and Ronald Michaels and each of them, acting individually, as his attorney-in-fact, with full power of substitution, for him and in any and all capacities, to sign any and all amendments to this Annual Report (including post-effective amendments) of Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorney to any and all amendments to the Annual Report.

         In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title                                       Date
---------                           -----                                       -----

                                    President, Chief Executive Officer
                                    and Director (Principal Executive
 /s/    Phillip Berman, M.D.        Officer)                                    March 27, 1997
--------------------------------

                                    Executive Vice President and
 /s/    Ronald Michaels             Director                                    March 27, 1997
--------------------------------

                                    Vice President, Finance
                                    (Principal Financial and Accounting
 /s/    Kevin Donovan               Officer)                                    March 27, 1997
--------------------------------

                                    Vice President, Sales and
 /s/    Cary Cole                   Director                                    March 27, 1997
--------------------------------

                                    Vice President, Engineering and
 /s/    Henky Wibowo                Director                                    March 27, 1997
--------------------------------


               Report of Ernst & Young, LLP, Independent Auditors

Board of Directors
CompuRAD, Inc.

We have audited the accompanying balance sheet of CompuRAD, Inc., as of December 31, 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuRAD, Inc., as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                         /s/   Ernst & Young LLP
Tucson, Arizona
January 31, 1997

                                 CompuRAD, Inc.

                                  Balance Sheet

                                December 31, 1996

ASSETS
Current assets:

  Cash and cash equivalents                                           $4,051,968
  Accounts receivable, net of $80,000 allowance
      at December 31, 1996                                             1,423,910
  Inventories                                                            313,724
  Prepaid expenses and other                                              75,789
                                                                      ----------
Total current assets                                                   5,865,391
Property and equipment, net                                              538,018
                                                                      ----------
Total assets                                                          $6,403,409
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                                                    $  558,290
  Accrued expenses                                                       456,428
  Customer deposits and unearned revenue                                 227,329
                                                                      ----------
Total current liabilities                                              1,242,047


Note payable to related party (Note 2)                                   117,969
Other liabilities to related party (Note 6)                                   -
Stockholders' equity (Note 3):

  Preferred stock, $.01 par value; 5,000,000 shares
    authorized; none issued or outstanding                                    -
  Common stock, $.01 par value; 20,000,000 shares
    authorized, 3,857,260 issued and outstanding
    at December 31, 1996                                               6,551,967
  Stock subscriptions receivable                                              -
  Paid in capital - stock-based compensation and expenses                467,500
  Accumulated deficit                                                 (1,976,074)
                                                                      ----------
Total stockholders' equity                                             5,043,393
                                                                      ----------
Total liabilities and stockholders' equity                            $6,403,409
                                                                      ==========


See accompanying notes.

                                 CompuRAD, Inc.

                            Statements of Operations








                                                    YEAR ENDED DECEMBER 31
                                                   ------------------------
                                                     1996            1995
                                                   ------------------------
Net revenues                                       $6,914,453    $3,907,558
Cost of revenues                                    3,776,829     2,721,726
                                                   ------------------------
Gross profit                                        3,137,624     1,185,832


Operating expenses:
  Selling and marketing                             1,144,449       643,951
  Research and development                          1,399,635       563,859
  General and administrative                          913,249       456,994
  Amortization of intangible asset                          -       203,333
  Stock-based compensation and expenses (Note 3)      367,500       100,000
                                                   ------------------------

Loss from operations                                 (687,209)     (782,305)
Other income (expense)                                 62,657       (10,208)
                                                   ------------------------
Net loss                                           $ (624,552)   $ (792,513)
                                                   ========================

Net loss per common share                          $    (0.21)   $    (0.38)
                                                   ========================


Shares used in computing net loss per common share  2,920,956     2,080,595
                                                   ========================


See accompanying notes.

                                 CompuRAD, Inc.

             Statements of Changes in Stockholders' Equity (Deficit)


                                                                 PAID IN
                                                                 CAPITAL
                             COMMON STOCK         STOCK          DEFERRED
                     --------------------------  SUBSCRIPTIONS   COMPENSA-      ACCUMULATED
                      SHARES            AMOUNT   RECEIVABLE        TION           DEFICIT        TOTAL
                     -----------------------------------------------------------------------------------
Balance at
  January 1, 1995    1,063,500      $   11,090    $(6,250)      $      -      $  (559,009)    $ (554,169)

  Exercise of
    common stock
    options          1,122,600          14,876          -              -                -         14,876

  Stock-based
   compensation and
   expenses (Note 3)         -               -          -         100,000               -        100,000

  Net loss                   -               -          -               -        (792,513)      (792,513)
                     -----------------------------------------------------------------------------------

Balance at
  December 31, 1995  2,186,100          25,966     (6,250)        100,000      (1,351,522)    (1,231,806)

  Proceeds of
    initial public
    offering, net
    of offering
    costs of
    $933,000         1,150,000       5,967,000          -               -               -      5,967,000

  Conversion of
    debt into
    common stock        93,480         541,676          -               -               -        541,676

  Exercise of
    common stock
    options and
    common stock
    award              427,680          17,325          -               -               -         17,325

  Collection of
    stock
    subscriptions
    receivable               -               -      6,250               -               -          6,250

  Stock-based
   compensation and
   expenses (Note 3)         -               -          -         367,500               -        367,500

  Net loss                   -               -          -               -        (624,552)      (624,552)
                     -----------------------------------------------------------------------------------
Balance at
  December 31, 1996  3,857,260      $6,551,967     $    -        $467,500     $(1,976,074)    $5,043,393
                     ===================================================================================


See accompanying notes.

                                 CompuRAD, Inc.

                            Statements of Cash Flows



                                                 YEAR ENDED DECEMBER 31
                                                 ----------------------
                                                    1996         1995
                                                    ----         ----
OPERATING ACTIVITIES:
Net loss                                       $  (624,552)  $(792,513)
Adjustments to reconcile net loss to net
  cash (used in) provided by operating
  activities:
   Depreciation and amortization                    74,609     242,618
   Stock-based compensations and expenses          367,500     100,000
   Provision for bad debts                          80,000           -
Changes in operating assets and liabilities:
   Accounts receivable                          (1,360,037)    (31,457)
   Inventories                                      14,701    (199,577)
   Prepaid expenses and other                      (71,100)     (4,689)
   Accounts payable and accrued expenses           339,876     349,131
   Customer deposits and unearned revenue         (301,638)    382,097
                                               -----------------------
Net cash (used in) provided by operating        (1,480,641)     45,610
  activities

INVESTING ACTIVITIES:
Purchases of property and equipment               (493,990)    (31,969)
                                               -----------------------
Net cash used in investing activities             (493,990)    (31,969)

Financing activities:
Proceeds from note payable                         250,000           -
Principal payments on note payable                (250,000)          -
Proceeds from issuance of common stock           5,990,575      14,876
                                               -----------------------
Net cash provided by financing activities        5,990,575      14,876
                                               -----------------------
Net increase (decrease) in cash                  4,015,944      28,517
Cash, beginning of period                           36,024       7,507
                                               -----------------------
Cash, end of period                            $ 4,051,968   $  36,024
                                               =======================



See accompanying notes.

                                 CompuRAD, Inc.


                         Notes to Financial Statements

                               December 31, 1996

1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

CompuRAD, Inc. ("the Company") develops, manufactures and markets computer software which captures, stores, distributes and displays electronic medical images and other types of clinical information and distributes this information
(i) between hospitals and physicians, offices and homes; (ii) between clinicians and healthcare delivery systems; and (iii) between various departments within hospitals and clinics. The Company currently operates primarily in North America and in only one business segment, the medical software industry.

CASH AND CASH EQUIVALENTS

Cash equivalents include investments (primarily money market accounts and overnight reverse repurchase agreements) with maturities of three months or less from the date of purchase.

On December 31, 1996, the Company purchased $4 million of U.S. Government Securities from Bank One, Arizona (the "Bank) under an agreement to resell such securities. The Company did not take possession of the securities, which were instead held in the Company's safekeeping account at the Bank. The amortized cost of this investment approximates the market value.

INVENTORIES

The Company values its inventories at the lower of cost or market. Cost is computed on a first-in, first-out basis. Substantially all inventories are comprised of finished computer hardware goods purchased from other computer manufacturers. The Company does not modify any such computer hardware, but integrates its software into the customer's ordered system.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consist primarily of computer equipment and office furniture. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Accumulated depreciation was $109,835 at December 31, 1996.

IMPAIRMENT OF ASSETS

Impairment is recognized in operating results if a permanent decline in value occurs. The Company will measure possible impairment of its intangible and tangible assets periodically, by comparing the cash flows generated by those assets to their carrying values. The Company will periodically evaluate the useful lives assigned to the various categories of intangible and tangible assets considering such factors as (i) demand, obsolescence, competition, market share, and other economic factors; (ii) legal and regulatory provisions; and
(iii) the periods expected to be benefited.

                                 CompuRAD, Inc.

SOFTWARE DEVELOPMENT COSTS

Under Statement of Financial Accounting Standards No. 86, Accounting for The Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, once technological feasibility is established related to software development costs for new products or for enhancements to existing products which extend the product's useful life, such costs are capitalized up until the time the product or enhancement is available for release to customers, after which the capitalized costs are amortized over the estimated life of the products. There have been no new products or enhancements for which technological feasibility has been established at December 31, 1996. Through December 31, 1996, all software development costs have been charged to expense.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method gives consideration to the future tax consequences associated with temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

STOCK BASED COMPENSATION

The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and intends to continue to do so.

REVENUE RECOGNITION

Revenue from the sale of hardware and software is recognized when the product has been shipped, and related costs of installation are not significant and are accrued upon shipment. Revenue from maintenance, service, and support agreements is recognized over the term of the agreement, which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. At the request of certain customers, the Company acquires computer hardware for purposes of configuration with its software products. The Company expects that this service of acquiring hardware for resale will be phased out in the next several years.


CREDIT RISK

The Company's products are sold exclusively to entities and individuals in the healthcare industry. The Company has not experienced significant bad debts in the past. The Company generally requires customer deposits on orders of up to 50% to mitigate its credit risk. One customer represented 22% and 31% of net sales in 1996 and 1995, respectively.


USE OF ESTIMATES

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

                                 CompuRAD, Inc.

of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LOSS PER COMMON SHARE

Loss per common share is computed using the weighted average number of shares of common stock outstanding, except as noted below. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common shares, warrants, and options issued during the period commencing 12 months prior to the initial filing of the proposed initial public offering at prices below the anticipated public offering price are presumed to have been in contemplation of the public offering and have been included in the calculation for periods prior to the initial public offering, determined using the treasury stock method.

2. NOTES PAYABLE

NOTE PAYABLE TO AFFILIATE

Note payable to affiliate consists of a $250,000 unsecured, non-interest bearing note to ASR (see Note 6), which is payable on December 31, 2002. Original issue discount has been recorded to establish the effective interest rate of the note to 14% per annum. Unamortized original issue discount totaled $132,031 at December 31, 1996. respectively. Interest expense totaled $18,000 and $12,272 in the years ended December 31, 1996 and 1995, respectively.

NOTE PAYABLE TO BANK

On May 6, 1996, the Company received a $250,000 loan and issued a note payable to a bank which was repaid September 1996. The note was co-signed by a relative of a Company director and officer, who received an option to purchase 75,000 shares of the Company's common stock at $0.007 per share as consideration for such co-signature, which was fully exercised in 1996. The Company has recognized a charge of $187,500, based on an estimated fair market value of $2.50 per share, in connection with such option grant. The note was paid in full upon completion of the Company's initial public offering.

3. COMMON STOCK

In January 1996, the Company merged with and into CompuMed Teleradiology, a Delaware corporation. As a result of the merger, a new class of preferred stock was authorized, and the par value of the Company's stock was changed from no par to $.01 per share.

On August 28, 1996, the Company completed an initial public offering, selling 1,000,000 shares of common stock at $6.00 per share. The net proceeds to the Company were $5,130,000. In connection with the initial public offering, there was a 150-for-1 stock split. All share and per share amounts have been retroactively restated to reflect the stock split. On October 1, 1996, the Company's underwriters exercised their overallotment option. The underwriters purchased an additional 150,000 shares of Common Stock from the Company, resulting in additional net proceeds of $837,000 to the Company.

                                 CompuRAD, Inc.

Warrants for the purchase of 100,000 shares of Common Stock were outstanding at December 31, 1996, with exercise prices of $7.20 per share. These warrants are currently exercisable, will terminate in August 2001, and may be exercised on a net basis.

STOCK BASED COMPENSATION AND EXPENSES

The Company has a non-qualified stock option plan ("the Plan"). The exercise price of the options, as well as the vesting period, are established by the Company's Board of Directors. The Company does not intend to grant further options under the Plan. A summary of activity under the Plan is as follows:


                                                            EXERCISE          WEIGHTED
                                                               PRICE           AVERAGE
                                            SHARES          PER SHARE      EXERCISE PRICE
                                            ---------------------------------------------
Balance at January 1, 1995                     637,500      $     0.050      $ 0.050
  Granted                                      917,250            0.00         0.00
  Exercised                                 (1,122,600)      0.00-0.050        0.020
  Canceled                                     (54,750)           0.00         0.00
                                            -----------------------------------------
Balance at December 31, 1995                   377,400       0.00-0.050        0.025
  Granted                                       75,000            0.007         .007
  Exercised                                   (277,680)      0.00-7.435         .036
  Canceled                                      (3,452)               -            -
                                            -----------------------------------------
Balance at December 31, 1996                   171,270      $0.00-7.435      $  .0005
                                            =========================================
Options exercisable at December 31, 1996        34,950
                                            ===========



All options granted in 1995 had an exercise price of less than $0.005 per share. The Company recognized stock-based compensation and expenses of $367,500 and $100,000 in the year ended December 31, 1996 and 1995, respectively, for the difference between the exercise price of stock options and common stock awards granted in October 1995, March 1996, and April 1996, and the fair value of the Company's common stock, as estimated by its Board of Directors. Stock-based compensation and expenses are amortized to expense over the vesting periods of the underlying awards.

The Company has elected to follow APB 25 and related interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), requires use of option valuation models that were not developed for use in valuing stock options.

Pro forma information regarding net income or loss is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. For pro forma disclosure purposes, the fair value for these options was estimated at the date of grant using the Minimum Value method, as all options were granted prior to the Company's initial public offering. The following assumptions were used for 1996 and 1995:

                                 CompuRAD, Inc.


                                              YEAR ENDED DECEMBER 31
                                              ----------------------
                                                 1996        1995
                                              ----------------------
   Contractual term of the award               15 years    15 years
   Expected life of award                       2 years     2 years
   Fair value of stock at grant date          $1.00-7.44   $  0.39
   Option exercise price                      $   -        $  -
   Risk-free interest rate                        6%          6%







Option valuation models require the input of highly subjective assumptions including the expected exercise life of an award. Because the Company's stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma net loss under Statement 123 is not materially different from historical results.

The weighted-average fair value of options granted was $1.50 per share and $0.19 per share in 1996 and 1995, respectively.

In July 1996, the Board of Directors authorized the 1996 Employee Stock Purchase Plan ("1996 Purchase Plan"). A total of 100,000 shares are reserved for issuance under the 1996 Purchase Plan. No shares have been issued under the 1996 Purchase Plan. The 1996 Purchase Plan permits eligible employees to purchase common stock through payroll deductions, subject to certain limitations. The price at which stock is purchased under the 1996 Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable offering period, whichever is lower. No shares have been issued under the 1996 Purchase Plan.

In July 1996, the Board of Directors adopted the 1996 Stock Plan ("1996 Plan"). A total of 400,000 shares have been reserved for issuance under the 1996 Plan. No options have been granted.

4. INCOME TAXES

The Company was a subchapter S corporation for income tax purposes prior to its initial public offering, and all tax attributes of the Company flowed through to its stockholders. At the date of the offering, deferred taxes were established for the difference in the financial reporting and tax basis of the Company's assets and liabilities. The Company's deferred tax assets consist of the following at December 31, 1996:

          Total deferred tax assets     $322,000
          Valuation reserve             (322,000)
                                        --------
          Net deferred tax assets       $      -
                                        ========

                                 CompuRAD, Inc.

Deferred tax assets arise primarily from intangible assets which are fully amortized for financial reporting purposes but which will be amortized in the future on the Company's tax returns. The valuation allowance for deferred tax assets was increased by $322,000 in the year ended December 31, 1996 to fully offset deferred tax balances due to uncertainties regarding recoverability.


5. OPERATING LEASES

In August 1996, the Company entered into a lease arrangement for a new facility to conduct its corporate operations. The Company is responsible for monthly rental payments and certain monthly operating and maintenance expenses of the facility. The lease expires in 2001. The future minimum rental payments under this operating lease arrangement are as follows:

     1997      $193,001
     1998       204,702
     1999       208,755
     2000       217,104
     2001       167,661
               --------
               $991,223
               ========



Rent expense totaled $44,196 and $39,513 for the years ended December 31, 1996 and 1995.

6. RELATED PARTY TRANSACTIONS

The Company's president was, and certain of the Company's stockholders are, stockholders of ASR. Certain technology was transferred to the Company at its inception by ASR. The terms and amount to be paid to ASR for such technology were subject to negotiations between the parties, which were finalized in July 1996. The final settlement, which is reflected in the accompanying financial statements as if it had occurred on January 1, 1993, called for the Company to pay ASR a settlement consisting of common stock, a note payable (see Note 2), and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three year period beginning January 1, 1993. The technology is fully amortized on the accompanying balance sheets. The Company issued 93,480 shares of stock to ASR in November 1996 in full settlement of the deferred payment.

                                 COMPURAD, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                                    EXHIBITS

Exhibit No.                                       Description
-----------                                       -----------
3.1*           Restated Certificate of Incorporation, as amended, of Registrant.
3.2*           Bylaws, as amended, of Registrant.
4.1*           Form of Common Stock certificate.
4.2*           Form of Warrant.
10.1*          Stock Option Plan and form of option agreement thereunder.
10.2*          1996 Stock Plan and form of option agreement thereunder.
10.3*          1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
10.4*          Form of Indemnification Agreement to be entered into between
               Registrant and its directors and officers.
10.5*          Shareholder Agreement dated January 15, 1993 between Registrant and certain holders of Common Stock, amended by Settlement
               Agreement - See Exhibit 10.10.
10.6**         Lease dated August 24, 1996, relating to facility located at
               Tucson, Arizona.
10.7**         Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
10.8**         Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
10.9           Amendment three to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
10.10*         Settlement Agreement dated as of July 14, 1996 among the
               Company, Arizona State Radiology, P.C. et al.
10.11*         Employment Agreement between Registrant and Phillip Berman.
10.12*         Employment Agreement between Registrant and Cary Cole.
11.1           Statement Regarding Computation of Net Loss Per Share.
13.1**         Form 10-QSB for the period ended September 30, 1996.
23.1           Consent of Ernst & Young LLP, Independent Auditors.
24.1           Power of Attorney -- See Page 19.

-----------------
* Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.
** Incorporated by reference to the Company's form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.