Form 10KSB40/A
period 1996-12-31
COMPURAD INC
filed 1997-05-09
CIK 1019947

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-KSB, AMENDMENT NO. 1

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act
     of 1934 (No fee required)     For the transition period from _____ to _____

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

The purpose of this Amendment No. 1 to the Form 10-KSB is to include the Financial Data Schedule as of and for the year ended December 31, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

A. Documents filed as part of this report:

   1. Financial Statements

      The financial statements of CompuRAD, Inc. and Independent Auditor's Report are filed herein beginning on page F-1.

   2. Exhibits

      Exhibit No.                       Description
      -----------                       -----------

      3.1*          Restated Certificate of Incorporation, as amended, of
                    Registrant.
      3.2*          Bylaws, as amended, of Registrant.
      4.1*          Form of Common Stock certificate.
      4.2*          Form of Warrant.
      10.1*         Stock Option Plan and form of option agreement thereunder.
      10.2*         1996 Stock Plan and form of option agreement thereunder.
      10.3*         1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
      10.4*         Form of Indemnification Agreement to be entered into between
                    Registrant and its directors and officers.
      10.5*         Shareholder Agreement dated January 15, 1993 between
                    Registrant and certain holders of Common Stock, amended by
                    Settlement Agreement - See Exhibit 10.10.
      10.6**        Lease dated August 24, 1996, relating to facility located
                    at Tucson, Arizona.
      10.7**        Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
      10.8**        Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
      10.9          Amendment three to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
      10.10*        Settlement Agreement dated as of July 14, 1996 among the
                    Company, Arizona State Radiology, P.C. et al.
      10.11*        Employment Agreement between Registrant and Phillip Berman.
      10.12*        Employment Agreement between Registrant and Cary Cole.
      11.1          Statement Regarding Computation of Net Loss Per Share.
      13.1**        Form 10-QSB for the period ended September 30, 1996.
      23.1          Consent of Ernst & Young LLP, Independent Auditors.
      24.1          Power of Attorney - See Page 19.
      27.1          Financial Data Schedule.

--------------
* Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.
** Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.


B. Reports on Form 8-K.

   No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CompuRAD, Inc.


Dated: May 5, 1997                      By:  /s/ Phillip Berman, M.D.
                                           -------------------------------------
                                             Chairman, Chief Executive
                                               Officer and President


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


Signature                   Title                                   Date
---------                   -----                                   ----
                            President, Chief Executive Officer
                            and Director (Principal Executive
/s/  Phillip Berman, M.D.   Officer)                                 May 5, 1997
-------------------------

                            Executive Vice President and
/s/ Ronald Michaels         Director                                 May 5, 1997
-------------------------

                            Vice President, Finance
                            (Principal Financial and
/s/ Kevin Donovan           Accounting Officer)                      May 5, 1997
-------------------------

                            Vice President, Sales and
/s/ Cary Cole               Director                                 May 5, 1997
-------------------------

                            Vice President, Engineering and
/s/ Henky Wibowo            Director                                 May 5, 1997
-------------------------


/s/ Jose L. Canchola        Director                                 May 5, 1997
-------------------------


/s/ Stewart F. Gross        Director                                 May 5, 1997
-------------------------

