Form 10QSB
period 1997-03-31
COMPURAD INC
filed 1997-05-14
CIK 1019947

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-QSB

(Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT


                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 1997

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

                           Yes X         No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At May 12, 1997 there were 3,857,950 shares, $.01 par value, outstanding.

                                 COMPURAD, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         Part I. - FINANCIAL INFORMATION

                                                                            Page
Item 1.           FINANCIAL STATEMENTS

   Condensed Balance Sheets - March 31, 1997 and December 31, 1996             3
   Condensed Statements of Operations - Three Months Ended
         March 31, 1997 and March 31, 1996                                     4
   Condensed Statements of Cash Flows - Three Months
         Ended March 31, 1997 and March 31, 1996                               5
   Notes to Condensed Financial Statements                                     6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8


                          Part II. - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS                                           16

Item 2.           CHANGES IN SECURITIES                                       16

Item 3.           DEFAULTS UPON SENIOR SECURITIES                             16

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                            16

Item 5.           OTHER INFORMATION                                           16

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                            16


SIGNATURES                                                                    18

                                 COMPURAD, INC.
                            CONDENSED BALANCE SHEETS


                                                                                   MARCH 31,        DECEMBER 31,
                                                                                     1997              1996
                                                                                 -----------        -----------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 2,514,518        $ 4,051,968
   Accounts receivable, net of $100,000 and $80,000 allowance at March
     31, 1997 and December 31, 1996, respectively                                  2,597,665          1,423,910
   Inventories                                                                       403,055            313,724
   Prepaid expenses and other                                                        146,860             75,789
                                                                                 -----------        -----------
Total current assets                                                               5,662,098          5,865,391

Property and equipment, net                                                          668,151            538,018
                                                                                 -----------        -----------
Total assets                                                                     $ 6,330,249        $ 6,403,409
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   658,783        $   558,290
   Accrued expenses                                                                  339,300            456,428
   Customer deposits and unearned revenue                                            301,341            227,329
                                                                                 -----------        -----------
Total current liabilities                                                          1,299,424          1,242,047
Note payable to related party                                                        117,949            117,969

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 1997 and December 31,
     1996, respectively                                                                   --                 --
   Common stock, $.01 par value; 20,000,000 shares authorized, 3,857,950 and  3,857,260 shares issued and outstanding at March 31, 1997 and
     December 31, 1996, respectively                                               6,551,969          6,551,967
   Paid in capital--stock-based compensation and expenses                            470,500            467,500
   Accumulated deficit                                                            (2,109,593)        (1,976,074)
                                                                                 -----------        -----------
Total stockholders' equity                                                         4,912,876          5,043,393
                                                                                 ===========        ===========
Total liabilities and stockholders' equity                                       $ 6,330,249        $ 6,403,409
                                                                                 ===========        ===========



                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                         ------------------------------
                                                            1997               1996
                                                         -----------        -----------
Net revenues                                             $ 2,443,469        $ 1,136,327
Cost of revenues                                           1,193,321            677,199
                                                         -----------        -----------
   Gross profit                                            1,250,148            459,128

Operating expenses:
   Selling and marketing                                     500,544            190,070
   Research and development                                  533,954            197,420
   General and administrative                                390,758            132,044
   Stock-based compensation and expenses                       3,000            162,000
                                                         -----------        -----------
    Loss from operations                                    (178,108)          (222,406)
Other income (expense)                                        44,589             (4,375)
                                                         ===========        ===========
Net loss                                                 $  (133,519)       $  (226,781)
                                                         ===========        ===========

Net loss per common share                                $     (0.03)       $     (0.08)
                                                         ===========        ===========

Shares used in computing net loss per common share         3,857,873          2,849,407
                                                         ===========        ===========





                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31
                                                             ------------------------------
                                                                1997               1996
                                                             -----------        -----------
OPERATING ACTIVITIES:
Net loss                                                     $  (133,519)       $  (226,781)
Adjustments to reconcile net loss  to net cash used in
   operating activities:
     Depreciation and amortization                                45,558             12,518
       Stock-based compensation and expenses                       3,000            162,000
Changes in operating assets and liabilities:
     Accounts receivable                                      (1,173,755)          (165,197)
     Inventories                                                 (89,331)            21,064
     Prepaid expenses and other                                  (71,071)                --
     Accounts payable and accrued expenses                       (16,635)            79,033
     Customer deposits and unearned revenue                       74,012             77,723
                                                             -----------        -----------

Net cash used in operating activities                         (1,361,741)           (39,640)
                                                             -----------        -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                             (175,711)            (8,420)
                                                             -----------        -----------

Net cash used in investing activities                           (175,711)            (8,420)
                                                             -----------        -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                 2             13,685
                                                             -----------        -----------

Net cash provided by financing activities                              2             13,685
                                                             -----------        -----------

Net decrease in cash and cash equivalents                     (1,537,450)           (34,375)

Cash and cash equivalents, beginning of period                 4,051,968             36,024
                                                             -----------        -----------

Cash and cash equivalents, end of period                     $ 2,514,518        $     1,649
                                                             ===========        ===========




                             See accompanying notes.

                                 COMPURAD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of CompuRAD, Inc. (the "Company" or "CompuRAD") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited interim information reflect all adjustments, consisting of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full fiscal year or future operating periods. The Condensed Balance Sheet as of December 31, 1996 was derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles. The information included in this report should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Form 10-KSB, filed with the Securities and Exchange Commission.

2.  SIGNIFICANT ACCOUNTING POLICIES

Description of Business: The Company develops, manufactures, and markets computer software which captures, stores, distributes, and displays electronic medical images and other types of clinical information and distributes this information: (i) between hospitals and physicians' offices and homes; (ii) between clinicians and healthcare delivery systems; and (iii) between various departments within hospitals and clinics. The Company currently operates primarily in North America and in only one business segment, the medical software industry.

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

Income Taxes: The Company was a subchapter S-corporation for income tax purposes until August 28, 1996 (the date of the Company's initial public offering). At the date of the offering, deferred taxes were established for the difference in the financial reporting and tax basis of the Company's assets and liabilities.

The Company's deferred tax assets at March 31, 1997 and December 31, 1996 approximate $322,000. The valuation allowance for deferred tax assets was also $322,000 at March 31, 1997 and December 31, 1996 to fully offset deferred tax balances due to uncertainties regarding recoverability.

Revenue Recognition: Revenue from the sale of hardware and software is recognized when the product has been shipped, and related costs of installation are not significant and are accrued upon shipment. Revenue from maintenance, service, and support agreements is recognized over the term of the agreement, which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. At the request of certain customers, the Company acquires computer hardware for purposes of configuration with its software products. The Company expects that this service of acquiring hardware for resale will be phased out in the next several years.

Loss per Common Share: Loss per common share is computed using the weighted average number of shares of common stock outstanding, except as noted below. Common equivalent shares from stock options are excluded from the computation when their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, common shares, warrants, and options issued during the period commencing 12 months prior to the initial filing of the initial public offering at prices below the anticipated public offering price are presumed to have been in contemplation of the public offering and have been included in the calculation as if they were outstanding for all periods presented prior to the initial public offering determined using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to the Company's net losses in the quarters ended March 31, 1997 and 1996, the impact of SFAS No. 128 will not be material.

3.   COMMON STOCK

On August 28, 1996, the Company completed an initial public offering (the "Offering"), selling 1,000,000 shares of common stock at $6.00 per share. The net proceeds to the Company were $5,130,000 after payment of underwriting discounts and offering expenses. In conjunction with the Offering, the Company effected a 150-for-1 stock split. All share and per share amounts have been retroactively adjusted to reflect the stock split. On October 1, 1996 the Company's underwriters exercised their overallotment option. The underwriters purchased an additional 150,000 shares of Common Stock from the Company, resulting in additional net proceeds of $837,000 to the Company after payment of underwriting discounts and offering expenses.

4.    RELATED PARTY TRANSACTIONS

The Company's president, was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology, P.C. ("ASR"). Certain technology was transferred to the Company at its inception by ASR. The terms and amount to be paid to ASR for such technology were subject to negotiations between the parties, which were finalized in July 1996. The final settlement, which is reflected in the accompanying condensed financial statements as if it had occurred on January 1, 1993, called for the Company to pay ASR a settlement consisting of common stock, a note payable ($117,949 and $117,969 at March 31, 1997 and December 31, 1996, respectively), and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three year period beginning January 1, 1993. The technology is fully amortized on the accompanying condensed balance sheets. The Company issued 93,480 shares of stock to ASR in November 1996 in compensation of the deferred payment. Subsequently, ASR requested mediation with the Company related to the number of shares tendered. Should mediation be unsuccessful, ASR could file litigation against the Company. While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense.

                                 COMPURAD, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPORTANT NOTE ABOUT FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Predictions of future events are inherently uncertain. Actual events could differ materially from those predicted in the forward looking statements as a result of the risks set forth in the following discussion, and in particular, the risks discussed below under the caption "Risk Factors that Could Effect Operating Results." Readers are also encouraged to refer to the Company's 1996 Form 10-KSB for a further discussion of the Company's business and the risks and opportunities attendant thereto.

GENERAL

         CompuRAD, Inc. is a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. In response to the increasing acceptance of teleradiology and increasing demand for multi-user and multi-access off-site teleradiology systems, the Company introduced its iNET product line in late 1994. The Company has entered the larger clinical information market with its release of ClinicalWare in the first quarter of 1997. ClinicalWare is an Internet/Intranet software solution which provides enterprise-wide, secure electronic access through a Web browser to clinical information systems at any point of care.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1996

Net Revenues

         Net revenues for the three months ended March 31, 1997 were $2.4 million, compared with $1.1 million for the three months ended March 31, 1996, reflecting an increase of 118.1%. Of these amounts, hardware sales, software licenses and maintenance and support services accounted for 44.8%, 49.2% and 6.0%, respectively, for the 1997 period and 45.3%, 47.4% and 7.3%, respectively, for the 1996 period. The overall increase in revenues was attributable to a substantial increase in revenues from sales of iNET software, partially offset by a decrease in revenues from sales of the Company's PC Teleradiology products, and initial sales of the Company's ClinicalWare line. One customer represented 29.7% and 23.2% of net revenues for the three months ended March 31, 1997 and 1996, respectively.

Gross Margin

         Gross margin increased to 51.2% for the three months ended March 31, 1997 from 40.4% for the three months ended March 31, 1996. This increase in gross margin was attributable to a continued change in the relative mix of higher margin software sales and lower margin hardware sales, as well as increased controls on inventory and pricing. The increase in gross margin was also attributable to a slightly higher average selling price, reflecting the availability during the 1997 period of the entire iNET product line. Cost of hardware sales for the three months ended March 31, 1997 was $985,000 and for the three months ended March 31, 1996 was $481,000. Cost of software licenses for the three months ended March 31, 1997 was $142,000 and for the three months ended March 31, 1996 was $135,000. Cost of maintenance and support services for the three months ended March 31, 1997 was $67,000 and for the three months ended March 31, 1996 was $61,000.


Selling and Marketing Expense

         Selling and marketing expense for the three months ended March 31, 1997 was $501,000, or 20.5% of net revenues, compared with $190,000 or 16.7% of net revenues, for the three months ended March 31, 1996, an increase of 163.3%. This increase was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the three months ended March 31, 1997 was $534,000, or 21.9% of net revenues, compared with $197,000, or 17.4% of net revenues, for the three months ended March 31, 1996, an increase of 170.5%. This increase was attributable primarily to the Company's hiring of additional research and development staff.

General and Administrative Expense

         General and administrative expense for the three months ended March 31, 1997 was $391,000, or 16.0% of net revenues, compared with $132,000, or 11.6% of net revenues, for the three months ended March 31, 1996, reflecting an increase of 195.9%. This increase was attributable primarily to the Company's hiring of additional administrative staff.

Stock-Based Compensation and Expenses

         Stock-based compensation and expenses are comprised of non-cash charges primarily associated with the Company's issuance of 150,000 shares of the Company's Common Stock to an executive officer of the Company in March 1996. The difference between the price paid for such shares and the deemed fair market value of the Company's Common Stock on the date of grant of $1.00 per share was recognized immediately as a $150,000 non-cash charge. Total stock-based compensation and expenses for the three months ended March 31, 1996 were $162,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company expects its capital needs and operating expenditures to increase in the next few years. There can be no assurance that the Company will not need additional capital. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially affected.

NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to the Company's net losses in the quarters ended March 31, 1997 and 1996, the impact of SFAS No. 128 will not be material.

RISK FACTORS THAT COULD EFFECT OPERATING RESULTS

         The Company's future operating results are subject to a number of risks and uncertainties including those listed below.

History of Operating Losses; Uncertain Profitability

         The Company incurred net losses of approximately $134,000 for the three months ended March 31, 1997 and $227,000 for the three months ended March 31, 1996, and, as of March 31, 1997, had an accumulated deficit of $2,110,000. The development and marketing by the Company of new and existing products will continue to require substantial product development and other expenditures. The Company's prior operating history and dependence upon emerging and developing markets and key personnel, as well as competition, uncertainty in the consolidation of the healthcare industry, and general economic and other factors make the prediction of future operating results difficult.

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

         The Company has historically experienced some seasonality. The Company believes a number of its customers and potential customers defer making purchase commitments in the fourth quarter because of budget constraints and the timing of the Radiological Society of North America trade show and convention in the fourth quarter. This has had the effect of increasing the level of orders received by the Company in the first quarter, although the revenues associated with such orders are generally not recognized until the second quarter. Typically, net revenues are higher during the second and third quarters and weaker in the first and fourth quarters. However, the timing and amount of large purchase orders from significant customers may decrease the effect of such seasonality. There can be no assurance that the Company will not experience seasonality in the future.

Possible Need for Additional Funds; Uncertainty of Additional Financing

         The Company expects its capital needs and operating expenditures to increase in the next few years. There can be no assurance that the Company will not need additional capital. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially adversely effected.

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

Control by Directors, Executive Officers and Affiliated Entities

         As of March 31, 1997, the Company's executive officers, directors and their affiliates beneficially own approximately 52% of the outstanding shares of the Company's Common Stock. As a result, these stockholders are able to elect all of the Company's directors, retain the voting power to approve all matters requiring stockholder approval, including the acceptance and rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, and has significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

Products

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

New Product Development; Technological Change

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

         For the three months ended March 31, 1997 and 1996, one customer, Symphony Mobilex, a subsidiary of Integrated Health Services, Inc. ("Symphony Mobilex"), accounted for 29.7% and 23.2%, respectively, of the Company's revenues. The Company has agreements with OEMs and some of these agreements require OEMs to purchase a minimum amount of the Company's products each year. A significant reduction in sales volume attributable to the loss of any of the Company's customers, losses arising from customer disputes regarding shipments or license, installation and service fees or the Company's inability to collect accounts receivable from any major customer could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

                                 COMPURAD, INC.
                          PART II. - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS

                  The Company is not involved in any material legal proceedings at this time. However, there can be no assurances that the Company will not be subject to legal proceedings in the future, which could have a material effect on the Company's financial position. In addition, even if the ultimate outcome of such legal proceedings is resolved in favor of the Company, the defense of such litigation could entail considerable costs and the diversion of efforts of management, either of which could have a material adverse effect on the Company's results of operations.

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

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

     Exhibit No.  Description
     -----------  -----------

         3.1* Restated Certificate of Incorporation, as amended, of Registrant.

         3.2*     Bylaws, as amended, of Registrant.

         3.3      Certificate of Amendment of Bylaws of Registrant.

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

         10.9*** Amendment three to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.

         10.10* Settlement Agreement dated as of July 14, 1996 among the Company, Arizona State Radiology, P.C. et al.

         10.11*   Employment Agreement between Registrant and Phillip Berman.

         10.12*   Employment Agreement between Registrant and Cary Cole.

         10.13 Amendment four to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.

         11.1     Statement Regarding Computation of Net Loss Per Share.

         27.1     Financial Data Schedule.

----------
* Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.

** Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.

*** Incorporated by reference to the Company's Form 10-KSB (File No. 0000-21157) and its exhibits filed for the year ended December 31, 1996.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                 COMPURAD, INC.
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CompuRAD, Inc.


Date:  May  12, 1997                            /s/ Phillip Berman, M.D.
       --------------------                    ---------------------------------
                                               Phillip Berman, M.D.
                                               Chairman, Chief Executive Officer
                                               and President




Date:  May  12, 1997                           /s/ Kevin Donovan
       --------------------                    ---------------------------------
                                               Kevin Donovan
                                               Vice President, Finance and Chief
                                               Financial Officer

                                 COMPURAD, INC.
                                    EXHIBITS


      Exhibit No.               Description
      -----------               -----------

         3.1* Restated Certificate of Incorporation, as amended, of Registrant.

         3.2*     Bylaws, as amended, of Registrant.

         3.3      Certificate of Amendment of Bylaws of Registrant.

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

         10.9*** Amendment three to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.

         10.10* Settlement Agreement dated as of July 14, 1996 among the Company, Arizona State Radiology, P.C. et al.

         10.11*   Employment Agreement between Registrant and Phillip Berman.

         10.12*   Employment Agreement between Registrant and Cary Cole.

         10.13 Amendment four to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.

         11.1     Statement Regarding Computation of Net Loss Per Share.

         27.1     Financial Data Schedule.


----------
* Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.

** Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.

*** Incorporated by reference to the Company's Form 10-KSB (File No. 0000-21157) and its exhibits filed for the year ended December 31, 1996.