Form 10QSB
period 1997-06-30
COMPURAD INC
filed 1997-08-13
CIK 1019947

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

                                  JUNE 30, 1997

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

                            Yes  X            No
                                ---              ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At August 6, 1997 there were 3,860,710 shares, $.01 par value, outstanding.

                                 COMPURAD, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         Part I. - FINANCIAL INFORMATION

                                                                            Page
Item 1.           FINANCIAL STATEMENTS

   Condensed Balance Sheets - June 30, 1997 and December 31, 1996            3
   Condensed Statements of Operations - Three Months and Six Months
         Ended June 30, 1997 and June 30, 1996                               4
   Condensed Statements of Cash Flows - Six Months
         Ended June 30, 1997 and June 30, 1996                               5
   Notes to Condensed Financial Statements                                   6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8


                          Part II. - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS                                         17

Item 2.           CHANGES IN SECURITIES                                     17

Item 3.           DEFAULTS UPON SENIOR SECURITIES                           17

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                          17

Item 5.           OTHER INFORMATION                                         17

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                          17


SIGNATURES                                                                  19

                                   COMPURAD, INC.
                              CONDENSED BALANCE SHEETS


                                                                                  JUNE 30,          DECEMBER 31,
                                                                                    1997               1996
                                                                                 -----------        -----------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 1,702,469        $ 4,051,968
   Accounts receivable, net of $140,000 and $80,000 allowance at June
     30, 1997 and December 31, 1996, respectively                                  2,735,566          1,423,910
   Inventories                                                                       659,720            313,724
   Prepaid expenses and other                                                        196,523             75,789
                                                                                 -----------        -----------
Total current assets                                                               5,294,278          5,865,391

Property and equipment, net                                                          654,697            538,018
                                                                                 -----------        -----------
Total assets                                                                     $ 5,948,975        $ 6,403,409
                                                                                 ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                              $   872,783        $   558,290
   Accrued expenses                                                                  331,942            456,428
   Customer deposits and unearned revenue                                            359,803            227,329
                                                                                 -----------        -----------
Total current liabilities                                                          1,564,528          1,242,047
Note payable to related party                                                        121,935            117,969

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 1997 and December 31,
     1996, respectively                                                                   --                 --
   Common stock, $.01 par value; 20,000,000 shares authorized, 3,860,710 and  3,857,260 shares issued and outstanding at June 30, 1997 and
     December 31, 1996, respectively                                               6,551,972          6,551,967
   Paid in capital--stock-based compensation and expenses                            473,500            467,500
   Accumulated deficit                                                            (2,762,960)        (1,976,074)
                                                                                 -----------        -----------
Total stockholders' equity                                                         4,262,512          5,043,393
                                                                                 -----------        -----------
Total liabilities and stockholders' equity                                       $ 5,948,975        $ 6,403,409
                                                                                 ===========        ===========


                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                     JUNE 30                                JUNE 30
                                                         --------------------------------------------------------------------
                                                             1997               1996               1997               1996
                                                         --------------------------------------------------------------------
Net revenues                                             $ 2,238,951        $ 2,044,018        $ 4,682,420        $ 3,180,345
Cost of revenues                                           1,265,300          1,201,982          2,458,621          1,879,181
                                                         --------------------------------------------------------------------
   Gross profit                                              973,651            842,036          2,223,799          1,301,164

Operating expenses:
   Selling and marketing                                     611,292            250,758          1,111,836            440,828
   Research and development                                  541,007            301,555          1,074,961            498,975
   General and administrative                                489,633            221,512            880,391            353,556
   Stock-based compensation and expenses                       3,000            199,500              6,000            361,500
                                                         --------------------------------------------------------------------
    Loss from operations                                    (671,281)          (131,289)          (849,389)          (353,695)
Other income (expense)                                        17,915             (2,836)            62,503             (7,211)
                                                         --------------------------------------------------------------------
Net loss                                                 $  (653,366)       $  (134,125)       $  (786,886)       $  (360,906)
                                                         ====================================================================

Net loss per common share                                $     (0.17)       $     (0.05)       $     (0.20)       $     (0.14)
                                                         ====================================================================

Shares used in computing net loss per common share         3,860,075          2,610,323          3,858,980          2,605,406
                                                         ====================================================================


                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
                                                             ----------------------------
                                                                 1997             1996
                                                             ----------------------------
OPERATING ACTIVITIES:
Net loss                                                     $  (786,886)       $(360,906)
Adjustments to reconcile net loss  to net cash used in
   operating activities:
     Depreciation and amortization                               113,990           25,270
       Stock-based compensation and expenses                       6,000          361,500
       Provision for bad debt                                     60,000               --
Changes in operating assets and liabilities:
     Accounts receivable                                      (1,371,656)        (549,939)
     Inventories                                                (345,996)          79,303
     Prepaid expenses and other                                 (120,734)            (877)
     Accounts payable and accrued expenses                       193,973          250,312
     Customer deposits and unearned revenue                      132,474           13,133
                                                             ----------------------------

Net cash used in operating activities                         (2,118,835)        (182,204)
                                                             ----------------------------

INVESTING ACTIVITIES:
Purchases of property and equipment                             (230,669)         (26,542)
                                                             ----------------------------

Net cash used in investing activities                           (230,669)         (26,542)
                                                             ----------------------------

FINANCING ACTIVITIES:
Proceeds from note payable                                            --          250,000
Principal payments on note payable                                    --           (1,545)
Proceeds from issuance of common stock                                 5           16,044
                                                             ----------------------------

Net cash provided by financing activities                              5          264,499
                                                             ----------------------------

Net increase (decrease) in cash and cash equivalents          (2,349,499)          55,753

Cash and cash equivalents, beginning of period                 4,051,968           36,024
                                                             ----------------------------

Cash and cash equivalents, end of period                     $ 1,702,469        $  91,777
                                                             ============================



                             See accompanying notes.

                                 COMPURAD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of CompuRAD, Inc. (the "Company" or "CompuRAD") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited interim information reflect all adjustments, consisting of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for a full fiscal year or future operating periods. The Condensed Balance Sheet as of December 31, 1996 was derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles. The information included in this report should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Form 10-KSB, filed with the Securities and Exchange Commission.

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

The Company's deferred tax assets at June 30, 1997 and December 31, 1996 approximate $640,000 and $322,000, respectively. The deferred tax assets at each such date were fully offset by a valuation allowance due to uncertainties regarding recoverability.

Revenue Recognition: Revenue from the sale of hardware and software is recognized when the product has been shipped. Related costs of installation are not significant and are accrued upon shipment. Revenue from maintenance, service, and support agreements is recognized over the term of the agreement, which in most instances is one year. Revenue from post-contract customer support is recognized in the period the customer support services are provided. At the request of certain customers, the Company acquires computer hardware for purposes of configuration with its software products. The Company expects that this service of acquiring hardware for resale will be phased out in the next several years.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to the Company's net losses for the three months and six months ended June 30, 1997 and 1996, the impact of SFAS No. 128 will not be material.

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

4.    RELATED PARTY TRANSACTIONS

The Company's president, was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology, P.C. ("ASR"). Certain technology was transferred to the Company at its inception by ASR. The terms and amount to be paid to ASR for such technology were subject to negotiations between the parties, which were finalized in July 1996. The final settlement, which is reflected in the accompanying condensed financial statements as if it had occurred on January 1, 1993, called for the Company to pay ASR a settlement consisting of common stock, a note payable ($121,935 and $117,969 at June 30, 1997 and December 31, 1996, respectively), and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three year period beginning January 1, 1993. The technology is fully amortized on the accompanying condensed balance sheets. The Company issued 93,480 shares of stock to ASR in November 1996 in compensation of the deferred payment. Subsequently, ASR requested mediation with the Company related to the number of shares tendered. Should mediation be unsuccessful, ASR could file litigation against the Company. While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense.

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

         On July 30, 1997 CompuRAD acquired technology from Star Technologies, Inc., a Delaware corporation, ("Star"). The technology acquired includes a DICOM archive, formerly known as Image Management Server ("IMS"). Management believes that this acquisition complements and extends the Company's existing iNETPro and iVIEWPro DICOM image product lines allowing the Company to offer a comprehensive, top-to-bottom, medical image networking solution to a wider spectrum of customers. The product, which has received 510(k) clearance, will be marketed by CompuRAD under the brand name iSTORE and is configurable for shelf storage management as well as multi-terabyte, robotic archival of medical images on jukeboxes of magneto-optical disks or digital linear tape.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH
THREE MONTHS ENDED JUNE 30, 1996

Net Revenues

         Net revenues for the three months ended June 30, 1997 were $2.2 million, compared with $2.0 million for the three months ended June 30, 1996, reflecting an increase of 9.5%. Hardware sales, software licenses and maintenance and support services accounted for 45.5%, 42.4% and 12.1%, respectively, of net revenues for the 1997 period and 44.6%, 48.4% and 7.0%, respectively, for the 1996 period. The overall increase in revenues was attributable to a substantial increase in revenues from sales of iNET software, partially offset by a decrease in revenues from sales of the Company's PC Teleradiology products. One customer represented 18.5% and 21.9% of net revenues for the three months ended June 30, 1997 and 1996, respectively. No other customer accounted for more than 10% of net revenues in either period.

Gross Margin

         Gross margin increased to 43.5% for the three months ended June 30, 1997 from 41.2% for the three months ended June 30, 1996. This increase in gross margin was attributable to the relative mix of higher margin direct, OEM and channel software sales. Cost of hardware sales for the three months ended June 30, 1997 was $1.0 million and for the three months ended June 30, 1996 was $855,000. Cost of software licenses for the three months ended June 30, 1997 was $143,000 and for the three months ended June 30, 1996 was $239,000. Cost of maintenance and support services for the three months ended June 30, 1997 was $122,000 and for the three months ended June 30, 1996 was $108,000.

Selling and Marketing Expense

         Selling and marketing expense for the three months ended June 30, 1997 was $611,000, or 27.3% of net revenues, compared with $251,000 or 12.3% of net revenues, for the three months ended June 30, 1996, an increase of 143.8%. This increase was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the three months ended June 30, 1997 was $541,000, or 24.2% of net revenues, compared with $302,000, or 14.8% of net revenues, for the three months ended June 30, 1996, an increase of 79.4%. This increase was attributable primarily to the Company's hiring and contracting additional research and development staff.

General and Administrative Expense

         General and administrative expense for the three months ended June 30, 1997 was $490,000, or 21.9% of net revenues, compared with $222,000, or 10.8% of net revenues, for the three months ended June 30, 1996, reflecting an increase of 121.0%. This increase was attributable primarily to the Company's hiring of additional administrative staff and additional legal and other professional services.

Stock-Based Compensation and Expenses

         Stock-based compensation and expenses are comprised of non-cash charges primarily associated with the Company's grant of options to purchase 75,000 shares of the Company's Common Stock to the co-signer of the Company's borrowing from BankOne Arizona, N.A. in May 1996. The difference between the exercise price for such options and the deemed fair market value of the Company's Common Stock on the date of grant of $2.50 per share was recognized immediately as a $187,500 non-cash charge. Total stock-based compensation and expenses for the three months ended June 30, 1996 were $199,500.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH
SIX MONTHS ENDED JUNE 30, 1996

Net Revenues

         Net revenues for the six months ended June 30, 1997 were $4.7 million, compared with $3.2 million for the six months ended June 30, 1996, reflecting an increase of 47.2%. Of these amounts, hardware sales, software licenses and maintenance and support services accounted for 45.1%, 46.0% and 8.9%, respectively, for the 1997 period and 44.9%, 48.0% and 7.1%, respectively, for the 1996 period. The overall increase in revenues was attributable to a substantial increase in revenues from sales of iNET software, partially offset by a decrease in revenues from sales of the Company's PC Teleradiology products, and initial sales of the Company's ClinicalWare line. One customer represented 24.4% and 22.4% of net revenues for the six months ended June 30, 1997 and 1996, respectively. No other customer accounted for more than 10% of net revenues in either period.

Gross Margin

         Gross margin increased to 47.5% for the six months ended June 30, 1997 from 40.9% for the six months ended June 30, 1996. This increase in gross margin was attributable to a continued change in the relative mix of higher margin direct, OEM and channel software sales. Cost of hardware sales for the six months ended June 30, 1997 was $2.0 million and for the six months ended June 30, 1996 was $1.3 million. Cost of software licenses for the six months ended June 30, 1997 was $285,000 and for the six months ended June 30, 1996 was $374,000. Cost of maintenance and support services for the six months ended June 30, 1997 was $189,000 and for the six months ended June 30, 1996 was $169,000.

Selling and Marketing Expense

         Selling and marketing expense for the six months ended June 30, 1997 was $1.1 million, or 23.7% of net revenues, compared with $441,000 or 13.9% of net revenues, for the six months ended June 30, 1996, an increase of

152.2%. This increase was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the six months ended June 30, 1997 was $1.1 million, or 23.0% of net revenues, compared with $499,000, or 15.7% of net revenues, for the six months ended June 30, 1996, an increase of 115.4%. This increase was attributable primarily to the Company's hiring and contracting additional research and development staff.

General and Administrative Expense

         General and administrative expense for the six months ended June 30, 1997 was $880,000, or 18.8% of net revenues, compared with $354,000, or 11.1% of net revenues, for the six months ended June 30, 1996, reflecting an increase of 149.0%. This increase was attributable primarily to the Company's hiring of additional administrative staff and additional legal and other professional services.

Stock-Based Compensation and Expenses

         Stock-based compensation and expenses are comprised of non-cash charges primarily associated with the Company's grant of options to purchase 75,000 shares of the Company's Common Stock to the co-signer of the Company's borrowing from BankOne Arizona, N.A. in May 1996 and the Company's issuance of 150,000 shares of the Company's Common Stock to an executive officer of the Company in March 1996. The difference between the exercise price of such options (or in the case of the March 1996 issuance, the price paid for such shares) and the deemed fair market value of the Company's Common Stock on the dates of grant of $2.50 and $1.00 per share, respectively, was recognized immediately as a $337,500 non-cash charge. Total stock-based compensation and expenses for the six months ended June 30, 1996 were $361,500.

LIQUIDITY AND CAPITAL RESOURCES

         Although there are no current capital commitments, the Company expects its capital needs and operating expenditures to increase in the next few years. There can be no assurance that the Company will not need additional capital. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially affected.

NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to the Company's net losses for the three months and six months ended June 30, 1997 and 1996, the impact of SFAS No. 128 will not be material.

RISK FACTORS THAT COULD EFFECT OPERATING RESULTS

         The Company's future operating results are subject to a number of risks and uncertainties including those listed below.

History of Operating Losses; Uncertain Profitability

         The Company incurred net losses of approximately $653,000 and $787,000 for the three months and six months ended June 30, 1997 and $134,000 and $361,000 for the three months and six months ended June 30, 1996, and, as of June 30, 1997, had an accumulated deficit of $2,763,000. The development and marketing by the Company of new and existing products will continue to require substantial product development and other expenditures. The Company's prior operating history and dependence upon emerging and developing markets and key personnel, as well as competition, uncertainty in the consolidation of the healthcare industry, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

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

         The Company has historically experienced some seasonality. The Company believes a number of its customers and potential customers defer making purchase commitments in the fourth quarter because of budget constraints and the timing of the Radiological Society of North America trade show and convention in the fourth quarter. This has had the effect of increasing the level of orders received by the Company in the first quarter. However, the timing and amount of large purchase orders from significant customers may decrease the effect of such seasonality. There can be no assurance that the Company will not experience seasonality in the future.

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

Integration of Acquisitions

         The Company acquired the IMS archive and Film Image Scan System and software products from Star in July 1997 for 100,000 shares of the Company's Common Stock and future royalties on software sales.

         The Company intends to continue to evaluate potential acquisitions of, or investments in, companies which the Company believes will complement or enhance its existing business. In connection with any future acquisitions or strategic investments, the Company may incur debt or issue debt or equity securities depending on market conditions and other factors. There can be no assurances that the Company will consummate any acquisition in the future or, if consummated, that any such acquisition will ultimately be beneficial to the Company.

         The integration of acquired companies is typically difficult, time consuming and subject to a number of inherent risks. In particular, the success of acquisitions is often dependent upon the integration and retention of existing employees. There can be no assurance that employees of an acquired enterprise will remain with the Company after an acquisition. The success of acquisitions will also be dependent upon the Company's ability to fully integrate the management information and accounting systems and procedures of acquired companies with those of the Company. The Company's management will be required to devote substantial time and attention to the integration of these businesses and to any material operational or financial problems which may occur as a result of the acquisitions. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, results of operations and financial condition.

Need to Manage Anticipated Growth in Operations; Dependence Upon Key Personnel

         The Company intends to expand its operations which may place a strain on its management systems and resources. In addition, planned increases in the number of products sold by the Company and an increased number of distributors requiring training and support may place additional strains on the Company's installation and support services requiring the Company to train and manage additional customer service personnel. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

         The commercial success of the Company's software will depend upon its acceptance by the healthcare community as a useful, cost-effective component of radiological procedures and healthcare delivery. There can be no assurance that sales of the Company's software will continue at historical rates or that the Company will introduce new software products that will achieve significant market acceptance in the future. Furthermore, new product introductions or enhancements by the Company's competitors or the use of other technologies could cause a decline in sales or loss of market acceptance of the Company's software. In addition, third-party payors, such as governmental programs and private insurance plans, can indirectly affect the pricing and the relative attractiveness of the Company's software by regulating the reimbursement that they will provide for rendering professional and technical radiology services. A decrease in the amount of reimbursement or elimination of reimbursement for services using teleradiology may decrease or eliminate the amount which radiologists and healthcare providers are able to charge parties for such services and could result in a reduction of the Company's historical customer base. Additionally, a reduction in reimbursement rates could cause hospitals and other healthcare providers to decrease the number of radiology procedures performed, which may slow the adoption of teleradiology and/or Picture Archiving and Communications Systems ("PACS"), thereby significantly reducing the potential demand for the Company's software. In the event that the Company's existing software and software under development do not achieve market acceptance, the Company's business, financial condition and results of operations would be materially adversely effected.

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

Long Sales Cycles

         The sales cycle for medical image management systems is lengthy. The sales cycle of the Company's products is subject to delays associated with changes or the anticipation of changes in the regulatory environment affecting healthcare enterprises, changes in the customer's strategic system initiatives, competing information systems projects within the customer organization, consolidation in the healthcare industry in general, the highly sophisticated nature of the Company's software and competition in the medical image management and healthcare information systems markets in general. The time required from initial contact to purchase order typically ranges from one to six months, and the time from purchase order to delivery and recognition of revenue typically ranges from one to six months. During the sales process, the Company expends substantial time, effort and funds preparing a contract proposal, demonstrating the software and negotiating the purchase order. For these and other reasons, the Company cannot predict when or if the sales process with a prospective customer will result in a purchase order.

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

Control by Directors, Executive Officers and Affiliated Entities

         As of June 30, 1997, the Company's executive officers, directors and their affiliates beneficially own approximately 42% of the outstanding shares of the Company's Common Stock. As a result, these stockholders may be able to elect all of the Company's directors, retain the voting power to approve all matters requiring stockholder approval, including the acceptance and rejection of any proposals relating to a merger of the Company or an acquisition of the Company by another entity, and has significant influence over the affairs of the Company. Such concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the Company.

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

New Product Development; Technological Change

         The market for Internet/Intranet-related software designed for use in healthcare environments is in the early stages of development. Since this market is new, and because current and future competitors are likely to introduce competing Internet/Intranet software, it is difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. The success of ClinicalWare is highly dependent upon the market acceptance of the Internet/Intranet technologies for healthcare environments. If the market for such Internet/Intranet software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely effected. The Company expects that the sales cycle for ClinicalWare will be longer than that for its other existing products and that the price for ClinicalWare will be higher than that for many of the Company's other current products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell ClinicalWare. Additionally, the Company faces greater challenges in installing and supporting ClinicalWare because of the complexity of Internet/Intranet related software and systems. The Company has limited experience in marketing, installing and supporting Internet/Intranet clinical information systems, and there can be no assurance that the Company can obtain the necessary resources to market, install and support ClinicalWare in an efficient, cost-effective and competitive manner. The failure of ClinicalWare to achieve market acceptance for any reason could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

         For the three months and six months ended June 30, 1997 and 1996, one customer, Symphony Mobilex, a subsidiary of Integrated Health Services, Inc. ("Symphony Mobilex"), accounted for 18.5% and 21.9% and 24.4% and 22.4%, respectively, of the Company's revenues. The Company has agreements with OEMs and some of these agreements require OEMs to purchase a minimum amount of the Company's products each year. A significant reduction in sales volume attributable to the loss of any of the Company's customers, losses arising from customer disputes regarding shipments or license, installation and service fees or the Company's inability to collect accounts receivable from any major customer could have a materially adverse effect on the Company's business, financial condition and results of operations.

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

Proprietary Rights

         The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company has not filed any patent applications covering its technology or registered its trademarks; however, the Company is in the process of completing its first patent application. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop systems and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of systems overlap. Although the Company believes that its systems and applications do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the Company would prevail in any such dispute or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company has obtained 510(k) clearance for its current medical image management software and will rely on the 510(k) clearance received from the FDA by Star for iSTORE. However, the Company believes that its success depends upon commercial sales of new versions of its medical image management software which may be subject to clearance or approval from the FDA and its foreign counterparts. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, the 510(k) clearance procedure may be unavailable and the Company may be required to utilize the longer and more expensive PMA process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional data as a prerequisite to clearance or approval, could have a materially adverse effect on the Company's business, operating results and financial condition.

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

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The following matters were submitted to a vote of security holders during the period of this report at the Annual Meeting of Stockholders, held May 22, 1997.

                  Proposal No. 1 - Election of Directors

                  Directors elected at the meeting whose term expires at the 2000 Annual Meeting of Stockholders:

                             Name         Votes Cast For     Votes Cast Against     Votes Withheld
                             ----         --------------     ------------------     --------------
                    Jose L. Canchola           2,807,461                      0              6,100
                    Stewart F. Gross           2,807,461                      0              6,100
                    David I. Lapan, M.D.       2,807,461                      0              6,100

                  Other directors continuing their term of office after the meeting:

                  Phillip Berman, M.D.      Term expires 1999
                  Cary Cole                 Term expires 1998
                  Henky Wibowo              Term expires 1999

                  Proposal No. 2 - Ratify the Appointment of Ernst & Young LLP as Independent Auditors for 1997

                     Votes Cast For   Votes Cast Against     Abstain     Broker Non-Vote
                     --------------   ------------------     -------     ---------------
                          2,570,961              237,500         100                   0

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

         Exhibit No.                        Description

         2.1 (1)      Technology Purchase Agreement.

         3.1 (2)      Restated Certificate of Incorporation, as amended, of
                      Registrant.

         3.2 (2)      Bylaws, as amended, of Registrant.
         3.3 (5)      Certificate of Amendment of Bylaws of Registrant.
         4.1 (2)      Form of Common Stock certificate.
         4.2 (2)      Form of Warrant.
         10.1 (2)     Stock Option Plan and form of option agreement thereunder.
         10.2 (2)     1996 Stock Plan and form of option agreement thereunder.
         10.3 (2)     1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
         10.4 (2)     Form of Indemnification Agreement to be entered into
                      between Registrant and its directors and officers.
         10.5 (2)     Shareholder Agreement dated January 15, 1993 between
                      Registrant and certain holders of Common Stock, amended by
                      Settlement Agreement - See Exhibit 10.10.
         10.6 (3)     Lease dated August 24, 1996, relating to facility located
                      at Tucson, Arizona.
         10.7 (3)     Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.8 (3)     Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.9 (4)     Amendment three to the lease dated August 24, 1996,
                      relating to facility located at Tucson, Arizona.
         10.10 (2)    Settlement Agreement dated as of July 14, 1996 among the
                      Company, Arizona State Radiology, P.C. et al.
         10.11        Employment Agreement between Registrant and Phillip
                      Berman.
         10.12        Employment Agreement between Registrant and Cary Cole.
         10.13 (5)    Amendment four to the lease dated August 24, 1996,
                      relating to facility located at Tucson, Arizona.
         10.14        Employment Agreement between Registrant and Henky Wibowo
         11.1         Statement Regarding Computation of Net Loss Per Share.
         27.1         Financial Data Schedule.


----------
(1) Incorporated by reference to the Company's Form 8-K (File No. 0000-21157) and its exhibits for the report dated July 30, 1997.
(2) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.
(3) Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.
(4) Incorporated by reference to the Company's Form 10-KSB (File No. 0000-21157) and its exhibits filed for the year ended December 31, 1996.
(5) Incorporated by reference to the Company's Form 10-QSB (File No. 0000-21157) and its exhibits filed for the quarterly period ended March 31, 1997.

         (b)      REPORTS ON FORM 8-K

                  A Form 8-K was filed during the quarter for which this report is filed for item 2, acquisition of assets, dated July 30, 1997.

                                 COMPURAD, INC.
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CompuRAD, Inc.


Date:  August 12, 1997                         /s/ Phillip Berman
       ---------------                         ------------------------
                                               Phillip Berman, M.D.
                                               Chairman, Chief Executive Officer
                                               and President




Date:  August 12, 1997                         /s/ Kevin Donovan
       ---------------                         -----------------
                                               Kevin Donovan
                                               Vice President, Finance and Chief
                                               Financial Officer

                                 COMPURAD, INC.
                                    EXHIBITS


         Exhibit No.                        Description

         2.1 (1)      Technology Purchase Agreement.
         3.1 (2)      Restated Certificate of Incorporation, as amended, of
                      Registrant.
         3.2 (2)      Bylaws, as amended, of Registrant.
         3.3 (5)      Certificate of Amendment of Bylaws of Registrant.
         4.1 (2)      Form of Common Stock certificate.
         4.2 (2)      Form of Warrant.
         10.1 (2)     Stock Option Plan and form of option agreement thereunder.
         10.2 (2)     1996 Stock Plan and form of option agreement thereunder.
         10.3 (2)     1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
         10.4 (2)     Form of Indemnification Agreement to be entered into
                      between Registrant and its directors and officers.
         10.5 (2)     Shareholder Agreement dated January 15, 1993 between
                      Registrant and certain holders of Common Stock, amended by
                      Settlement Agreement - See Exhibit 10.10.
         10.6 (3)     Lease dated August 24, 1996, relating to facility located
                      at Tucson, Arizona.
         10.7 (3)     Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.8 (3)     Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.9 (4)     Amendment three to the lease dated August 24, 1996,
                      relating to facility located at Tucson, Arizona.
         10.10 (2)    Settlement Agreement dated as of July 14, 1996 among the
                      Company, Arizona State Radiology, P.C. et al.
         10.11        Employment Agreement between Registrant and Phillip
                      Berman.
         10.12        Employment Agreement between Registrant and Cary Cole.
         10.13 (5)    Amendment four to the lease dated August 24, 1996,
                      relating to facility located at Tucson, Arizona.
         10.14        Employment Agreement between Registrant and Henky Wibowo
         11.1         Statement Regarding Computation of Net Loss Per Share.
         27.1         Financial Data Schedule.





----------
(1) Incorporated by reference to the Company's Form 8-K (File No. 0000-21157) and its exhibits for the report dated July 30, 1997.
(2) Incorporated by reference to exhibits filed with the Company's Registration Statement on Form SB-2 (File No. 333-5296-LA), in the form declared effective on August 27, 1996.
(3) Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended September 30, 1996.
(4) Incorporated by reference to the Company's Form 10-KSB (File No. 0000-21157) and its exhibits filed for the year ended December 31, 1996.
(5) Incorporated by reference to the Company's Form 10-QSB (File No. 0000-21157) and its exhibits filed for the quarterly period ended March 31, 1997.