Form 10QSB
period 1997-09-30
COMPURAD INC
filed 1997-11-12
CIK 1019947

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                                       OR
[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT


                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 1997

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

At November 12, 1997 there were 3,973,880 shares, $.01 par value, outstanding.

                                 COMPURAD, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                         Part I. - FINANCIAL INFORMATION

                                                                                   Page
Item 1.           FINANCIAL STATEMENTS

   Condensed Balance Sheets - September 30, 1997 and December 31, 1996               3
   Condensed Statements of Operations - Three Months and Nine Months
         Ended September 30, 1997 and September 30, 1996                             4
   Condensed Statements of Cash Flows - Nine Months
         Ended September 30, 1997 and September 30, 1996                             5
   Notes to Condensed Financial Statements                                           6

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8


                          Part II. - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS                                                 17

Item 2.           CHANGES IN SECURITIES                                             17

Item 3.           DEFAULTS UPON SENIOR SECURITIES                                   17

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                  17

Item 5.           OTHER INFORMATION                                                 17

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K                                  17


SIGNATURES                                                                          19

                                 COMPURAD, INC.
                            CONDENSED BALANCE SHEETS


                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1997              1996
                                                                                 -----------        -----------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $ 1,635,268        $ 4,051,968
   Accounts receivable, net of $150,000 and $80,000 allowance at
     September  30, 1997 and December 31, 1996, respectively                       2,075,418          1,423,910
   Inventories                                                                       723,244            313,724
   Prepaid expenses and other                                                        197,460             75,789
   Deferred merger costs                                                             150,917                 --
                                                                                 -----------        -----------
Total current assets                                                               4,782,307          5,865,391

Property and equipment, net                                                          598,467            466,768
Purchased developed technology, net                                                  511,015             71,250
                                                                                 -----------        -----------
Total assets                                                                     $ 5,891,789        $ 6,403,409
                                                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $   839,253        $   558,290
   Accrued expenses                                                                  249,527            456,428
   Customer deposits and unearned revenue                                            256,765            227,329
                                                                                 -----------        -----------
Total current liabilities                                                          1,345,545          1,242,047
Note payable to related party                                                        125,923            117,969

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 1997 and December 31,
     1996, respectively                                                                   --                 --
   Common stock, $.01 par value; 20,000,000 shares authorized, 3,962,750 and  3,857,260 shares issued and outstanding at September 30, 1997
     and December 31, 1996, respectively                                           7,126,973          6,551,967
   Paid in capital--stock-based compensation and expenses                            476,500            467,500
   Accumulated deficit                                                            (3,183,152)        (1,976,074)
                                                                                 -----------        -----------
Total stockholders' equity                                                         4,420,321          5,043,393
                                                                                 -----------        -----------
Total liabilities and stockholders' equity                                       $ 5,891,789        $ 6,403,409
                                                                                 ===========        ===========


                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  -----------------------------       ----------------------------
                                                                       1997              1996              1997             1996
                                                                  -----------        ----------       -----------      -----------

Net revenues                                                      $ 2,046,706        $2,039,170       $ 6,729,126      $ 5,219,515
Cost of revenues                                                      978,675         1,024,451         3,437,296        2,903,632
                                                                  -----------        ----------       -----------      -----------
   Gross profit                                                     1,068,031         1,014,719         3,291,830        2,315,883

Operating expenses:
   Selling and marketing                                              479,588           294,979         1,591,424          735,807
   Research and development                                           468,421           399,190         1,543,382          898,165
   General and administrative                                         553,643           255,756         1,434,034          609,312
   Stock-based compensation and expenses                                3,000             3,000             9,000          364,500
                                                                  -----------        ----------       -----------      -----------
Income (loss) from operations                                        (436,621)           61,794        (1,286,010)        (291,901)
Other income                                                           16,430            11,477            78,932            4,266
                                                                  -----------        ----------       -----------      -----------
Net income (loss)                                                 $  (420,191)       $   73,271       $(1,207,078)     $  (287,635)
                                                                  ===========        ==========       ===========      ===========

Net income (loss) per common share                                $     (0.11)       $     0.02       $     (0.31)     $     (0.11)
                                                                  ===========        ==========       ===========      ===========

Shares used in computing net income (loss) per common share         3,927,241         3,256,826         3,882,031        2,725,464
                                                                    =========         =========         =========        =========


                             See accompanying notes.

                                 COMPURAD, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                             ------------------------------
                                                                  1997               1996
                                                             -----------        -----------
OPERATING ACTIVITIES:
Net loss                                                     $(1,207,078)       $  (287,635)
Adjustments to reconcile net loss  to net cash used in
   operating activities:
     Depreciation and amortization                               214,266             50,637
       Stock-based compensation and expenses                       9,000            364,500
       Provision for bad debt                                     70,000                 --
Changes in operating assets and liabilities:
     Accounts receivable                                        (721,508)          (895,817)
     Inventories                                                (393,938)           (16,798)
     Prepaid expenses and other                                 (121,671)           (35,313)
     Deferred merger costs                                      (150,917)                --
     Accounts payable and accrued expenses                        82,016            640,426
     Customer deposits and unearned revenue                       29,436           (316,163)
                                                             -----------        -----------

Net cash used in operating activities                         (2,190,394)          (496,163)
                                                             -----------        -----------

INVESTING ACTIVITIES:
Purchases of property and equipment                             (226,312)          (184,831)
                                                             -----------        -----------

Net cash used in investing activities                           (226,312)          (184,831)
                                                             -----------        -----------

FINANCING ACTIVITIES:
Proceeds from note payable                                            --            250,000
Principal payments on note payable                                    --           (250,000)
Proceeds from issuance of common stock                                 6          5,153,484
                                                             -----------        -----------

Net cash provided by financing activities                              6          5,153,484
                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents          (2,416,700)         4,472,490

Cash and cash equivalents, beginning of period                 4,051,968             36,024
                                                             -----------        -----------

Cash and cash equivalents, end of period                     $ 1,635,268        $ 4,508,514
                                                             ===========        ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
Purchased developed technology, stock issued                 $   575,000                 --



                             See accompanying notes.

                                 COMPURAD, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of CompuRAD, Inc. (the "Company" or "CompuRAD") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such unaudited interim information reflect all adjustments, consisting of normal recurring adjustments, necessary to present the Company's financial position and results of operations for the periods presented. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full fiscal year or future operating periods. The Condensed Balance Sheet as of December 31, 1996 was derived from audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles. The information included in this report should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Form 10-KSB, filed with the Securities and Exchange Commission.

2.  BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company's deferred tax assets at September 30, 1997 and December 31, 1996 approximate $805,000 and $322,000, respectively. The deferred tax assets at each such date were fully offset by a valuation allowance due to uncertainties regarding recoverability.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to the Company's net losses for the three months and nine months ended September 30, 1997 and 1996, the impact of SFAS No. 128 will not be material.

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

4.    RELATED PARTY TRANSACTIONS

The Company's president, was, and certain of the Company's stockholders are, stockholders of Arizona State Radiology, P.C. ("ASR"). Certain technology was transferred to the Company at its inception by ASR. The terms and amount to be paid to ASR for such technology were subject to negotiations between the parties, which were finalized in July 1996. The final settlement, which is reflected in the accompanying condensed financial statements as if it had occurred on January 1, 1993, called for the Company to pay ASR a settlement consisting of common stock, a note payable ($125,923 and $117,969 at September 30, 1997 and December 31, 1996, respectively), and a deferred payment of $541,676 due either in cash or stock. The technology was valued at $610,000, based on the value of consideration given, and was amortized over a three year period beginning January 1, 1993. The technology is fully amortized on the accompanying condensed balance sheets. The Company issued 93,480 shares of stock to ASR in November 1996 in compensation of the deferred payment. Subsequently, ASR requested mediation with the Company related to the number of shares tendered. Should mediation be unsuccessful, ASR could file litigation against the Company. While the outcome of such litigation is uncertain, the Company believes it has meritorious defenses to the claims and intends to conduct a vigorous defense.

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

GENERAL

         CompuRAD, Inc. is a leading provider of software that enables healthcare clinicians to access medical images and clinical information at any point of care. The Company pioneered the use of personal computer software in the point-to-point, on call teleradiology market, with the introduction of its PC Teleradiology product. In response to the increasing acceptance of teleradiology and increasing demand for multi-user and multi-access off-site teleradiology systems, the Company introduced its iNET product line in late 1994. Recently in 1997, CompuRAD introduced ClinicalWare, an Internet/Intranet software solution which provides enterprise-wide, secure electronic access through a Web browser to clinical information systems at any point of care.

         On July 30, 1997 CompuRAD acquired technology from Star Technologies, Inc., a Delaware corporation, ("Star"). The technology acquired includes a DICOM archive, formerly known as Image Management Server ("IMS"). Management believes that this acquisition complements and extends the Company's existing iNETPro and iVIEWPro DICOM image product lines allowing the Company to offer a comprehensive, top-to-bottom, medical image networking solution to a wider spectrum of customers. The product, which has received 510(k) clearance, will be marketed by CompuRAD under the brand name iARCHIVE and is configurable for shelf storage management as well as multi-terabyte, robotic archival of medical images on jukeboxes of magneto-optical disks or digital linear tape. CompuRAD also acquired certain assets of Medical Imaging Technology Associates, Inc. ("MITA") related to nuclear medicine software. The MITA acquisition will close in April 1998.

         On September 28, 1997 CompuRAD entered into an Agreement and Plan of Merger and Reorganization ("the Reorganization Agreement") among Lumisys Incorporated (NASDAQ:LUMI), ("Lumisys"), SAC Acquisition Corporation, a wholly-owned subsidiary of Lumisys ("Merger Sub") and CompuRAD providing for the merger of Merger Sub with and into CompuRAD upon terms and subject to the conditions of the Reorganization Agreement (the "Merger"). Upon the closing of the proposed merger, CompuRAD will become a wholly-owned subsidiary of Lumisys. Stockholders who were holders of record at the close of business on October 31, 1997 will be entitled to vote at the CompuRAD Special Meeting of Stockholders on November 25, 1997. Proxy materials were mailed to such stockholders on or about November 5, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Revenues

         Net revenues for both the three months ended September 30, 1997 and September 30, 1996 were $2.0 million. Hardware sales, software licenses and maintenance and support services accounted for 47.7%, 42.2% and 10.1%, respectively, of net revenues for the 1997 period and 46.7%, 45.4% and 7.9%, respectively, for the 1996 period. Net revenues were flat primarily due to the lack of market acceptance of ClinicalWare. One customer represented 8.7% and 22.2% of net revenues for the three months ended September 30, 1997 and 1996, respectively. No other customer accounted for more than 10% of net revenues in either period.

Gross Margin

         Gross margin increased to 52.2% for the three months ended September 30, 1997 from 49.8% for the three months ended September 30, 1996. This increase in gross margin was attributable to the relative mix of higher margin direct, OEM and channel software sales. Cost of hardware sales for the three months ended September 30, 1997 was $706,000 and for the three months ended September 30, 1996 was $824,000. Cost of software licenses for the three months ended September 30, 1997 was $211,000 and for the three months ended September 30, 1996 was $136,000. Cost of maintenance and support services for the three months ended September 30, 1997 was $62,000 and for the three months ended September 30, 1996 was $64,000.

Selling and Marketing Expense

         Selling and marketing expense for the three months ended September 30, 1997 was $480,000, or 23.4% of net revenues, compared with $295,000 or 14.5% of net revenues, for the three months ended September 30, 1996, an increase of 62.6%. This increase was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the three months ended September 30, 1997 was $468,000, or 22.9% of net revenues, compared with $399,000, or 19.6% of net revenues, for the three months ended September 30, 1996, an increase of 17.3%. This increase was attributable primarily to the Company's hiring and contracting of additional research and development staff and the amortization of purchased developed technology from Star.

General and Administrative Expense

         General and administrative expense for the three months ended September 30, 1997 was $554,000, or 27.1% of net revenues, compared with $256,000, or 12.5% of net revenues, for the three months ended September 30, 1996, reflecting an increase of 116.5%. This increase was attributable primarily to the Company's hiring of additional administrative staff, additional legal and other professional services in connection with the Company's acquisitions of Star and MITA, and an increase in bad debt expense.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH
NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Revenues

         Net revenues for the nine months ended September 30, 1997 were $6.7 million, compared with $5.2 million for the nine months ended September 30, 1996, reflecting an increase of 28.9%. Of these amounts, hardware sales, software licenses and maintenance and support services accounted for 45.9%, 44.8% and 9.3%, respectively, for the 1997 period and 45.6%, 47.0% and 7.4%, respectively, for the 1996 period. The overall increase in revenues was attributable to an increase in revenues from sales of iNET software, partially offset by a decrease in revenues from sales of the Company's PC Teleradiology products. One customer represented 19.6% and 22.3% of net revenues for the nine months ended September 30, 1997 and 1996, respectively. No other customer accounted for more than 10% of net revenues in either period.

Gross Margin

         Gross margin increased to 48.9% for the nine months ended September 30, 1997 from 44.4% for the nine months ended September 30, 1996. This increase in gross margin was attributable to a continued change in the relative mix of higher margin direct, OEM and channel software sales. Cost of hardware sales for the nine months ended September 30, 1997 was $2.6 million and for the nine months ended September 30, 1996 was $2.2 million. Cost of software licenses for the nine months ended September 30, 1997 was $577,000 and for the nine months ended September 30, 1996 was $510,000. Cost of maintenance and support services for the nine months ended September 30, 1997 was $228,000 and for the nine months ended September 30, 1996 was $233,000.

Selling and Marketing Expense

         Selling and marketing expense for the nine months ended September 30, 1997 was $1.6 million, or 23.6% of net revenues, compared with $736,000 or 14.1% of net revenues, for the nine months ended September 30, 1996, an increase of 116.3%. This increase was attributable primarily to increases in compensation associated with a larger sales force and greater advertising and marketing expenses.

Research and Development Expense

         Research and development expense for the nine months ended September 30, 1997 was $1.5 million, or 22.9% of net revenues, compared with $898,000, or 17.2% of net revenues, for the nine months ended September 30, 1996, an increase of 71.8%. This increase was attributable primarily to the Company's hiring and contracting of additional research and development staff.

General and Administrative Expense

         General and administrative expense for the nine months ended September 30, 1997 was $1.4 million, or 21.3% of net revenues, compared with $609,000, or 11.7% of net revenues, for the nine months ended September 30, 1996, reflecting an increase of 135.4%. This increase was attributable primarily to the Company's hiring of additional administrative staff, additional legal and other professional services, and an increase in bad debt expense.

Stock-Based Compensation and Expenses

         Stock-based compensation and expenses for the 1996 period are comprised of non-cash charges primarily associated with the Company's grant of options to purchase 75,000 shares of the Company's Common Stock to the co-signer of the Company's borrowing from BankOne Arizona, N.A. in May 1996 and the Company's issuance of 150,000 shares of the Company's Common Stock to an executive officer of the Company in March 1996. The difference between the exercise price of such options (or in the case of the March 1996 issuance, the price paid for such shares) and the deemed fair market value of the Company's Common Stock on the dates of grant of $2.50 and $1.00 per share, respectively, was recognized immediately as a $337,500 non-cash charge. Total stock-based compensation and expenses for the nine months ended September 30, 1996 were $364,500.

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

NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS No. 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Due to the Company's net losses for the three months and nine months ended September 30, 1997 and 1996, the impact of SFAS No. 128 will not be material.

RISK FACTORS THAT COULD EFFECT OPERATING RESULTS

         The Company's future operating results are subject to a number of risks and uncertainties including those listed below.

History of Operating Losses; Uncertain Profitability

         The Company incurred net losses of approximately $420,000 and $1.2 million for the three months and nine months ended September 30, 1997, respectively, and net income of $73,000 and net loss of $288,000 for the three months and nine months ended September 30, 1996, respectively, and, as of September 30, 1997, had an accumulated deficit of

$3.2 million. The development and marketing by the Company of new and existing products will continue to require substantial product development and other expenditures. The Company's prior operating history and dependence upon emerging and developing markets and key personnel, as well as competition, uncertainty in the consolidation of the healthcare industry, and general economic and other factors make the prediction of future operating results difficult. There can be no assurance that any of the Company's business strategies will be successful or that the Company will be able to achieve consistent revenue growth or achieve profitability on a quarterly or annual basis.

Variability in Quarterly Operating Results; Seasonality

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the following: demand for the Company's software, applications and services, including the relative mix of hardware and software purchased by its customers; the number, timing and significance of announcements and releases of software enhancements and new applications by the Company and its competitors; the number, timing and significance of announcements and releases of hardware and other related peripherals by third party suppliers; the termination of, or a reduction in, offerings of the Company's software, applications and services; the loss of customers due to consolidation in the healthcare industry; delays in delivery requested by customers or caused by other factors; customer budgeting cycles; marketing and sales promotional activities; software defects and other system quality factors; and general economic conditions. In addition, since purchases of the Company's software generally involve a significant commitment of capital, any downturn in a potential customer's business or the economy in general, including changes in the healthcare market, could have a materially adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's operating expense levels are relatively fixed and, to a large degree, are based on anticipated revenues. Therefore, if revenues are below expectations, net income is likely to be disproportionately affected. Further, it is likely that in some future quarter the Company's operating results, including the Company's revenues, gross margins, expenses or backlog, will be below the expectations of public market analysts and investors. In such event, the trading price of the Company's Common Stock could be materially adversely affected.

         The Company has historically experienced some seasonality. The Company believes a number of its customers and potential customers defer making purchase commitments in the fourth quarter and there can be no assurance that the Company will not experience seasonality in the future. In addition to normal seasonality, management has focused during the third and fourth quarters of 1997 on issues related to the pendency of the merger with Lumisys, the closing of such merger and the Company's joint presentation at the Radiological Society of North America Conference ("RSNA"). Downward seasonal fluctuations in the fourth quarter may, in addition, be accentuated by market uncertainty related to the pending merger.

Risk Associated with Delay or Failure to Complete Merger with Lumisys

         The Company expects its proposed merger with Lumisys to be consummated during the fourth quarter of 1997, at which time the Company will become a wholly-owned subsidiary of Lumisys. If the merger fails to be consummated during the fourth quarter of 1997 or at all, the Company's business, operating results and financial condition would be adversely affected. Certain of the Company's suppliers compete with Lumisys and these suppliers and other existing direct and new customers may delay delivery of supplies and orders during the pendency of the proposed merger with Lumisys given the uncertainties surrounding the merger, including the product and customer support plans of Lumisys for the combined enterprise. While the Company is working closely with its suppliers and customers to maintain these relationships, there can be no assurance that such relationships will not be adversely affected during the pendency of the proposed merger, or if the merger were not to be completed. In addition, management of the Company has dedicated significant time and attention to working with Lumisys on plans designed to integrate a number of products, marketing strategies and efforts, and operational functions during the pendency of the merger, and if the merger failed to be completed, these efforts may be of questionable value to the Company operating as an independent enterprise. Subject to stockholder approval at special meetings of both Lumisys and the Company currently scheduled for November 25, 1997, the Company currently expects to consummate the merger prior to the RSNA in December 1997, at which Lumisys and the Company currently are planning to appear jointly. If the merger failed to close before the conference or failed to close at all, the Company's business may be adversely affected by having appeared jointly with Lumisys at the conference.

Possible Need for Additional Funds; Uncertainty of Additional Financing

         The Company expects its capital needs and operating expenditures to increase in the next few years. There can be no assurance that the Company will not need additional capital. The Company's need for additional financing will depend upon numerous factors, including, but not limited to, the level of future revenues and expenditures, market acceptance of new products, the results and scope of ongoing research and development projects, competing technologies, market and regulatory developments and increased working capital requirements. There can be no assurance that additional financing will be available when needed or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders may result and debt financing, if available, may involve restrictive covenants. If adequate funds are not available, the Company's business, financial condition and results of operations could be materially adversely affected.

Dependence on Emerging Medical Image Management and Teleradiology Systems Markets; Uncertainty of Market Acceptance

         The Company's success is dependent on the development of the medical image management and teleradiology systems markets and on market acceptance of its existing software, as well as software it is currently developing. To date, substantially all of the Company's revenues have been derived from the sale of software and related hardware for the teleradiology market. The markets for the Company's software are still relatively undeveloped and may not grow in the near future, if at all. In the event that the medical image management and teleradiology systems markets do not develop as anticipated by the Company, the Company's business, financial condition and results of operations would be materially adversely affected.

Risks Associated with Products

         Software and systems as complex as those offered by the Company frequently contain undetected errors or failures when first introduced or when new versions are released. The Company has in the past discovered bugs and system errors in certain of its software enhancements, both before and after initial shipment. There can be no assurance that, despite testing by the Company, errors will not occur in the Company's products resulting in loss of, or delay in, market acceptance. Any such loss or delay could have a materially adverse effect on the Company's business, financial condition and results of operations. Peripherals and hardware from third party manufacturers may contain defects and incompatibilities which could adversely affect market acceptance of the Company's software products.

         In addition, the markets for the Company's software are characterized by rapid technological advances, changes in customer requirements and frequent new product introductions and enhancements of products, operating systems and environments. The Company's future success will depend upon its ability to enhance its current product line, to complete products currently under development, to develop and introduce new products that keep pace with technological developments and to respond to evolving customer requirements. Any failure by the Company to anticipate or respond adequately to technological developments by its competitors or to changes in customer requirements, or any significant delays in product development or introduction could have a materially adverse effect on the Company's business, financial condition and results of operations. In the past, the Company has occasionally experienced delays in the development and introduction of new software and software enhancements, and there can be no assurance that the Company will not experience such delays in the future. Timeliness of delivery is of critical importance to certain customers, and the Company's failure to successfully develop and ship such products in a timely manner could result in cancellation of customer orders which could have a materially adverse affect on the Company's business, financial condition and results of operations.

New Product Development; Technological Change

         The market for Internet/Intranet-related software designed for use in healthcare environments is in the early stages of development. Since this market is new, and because current and future competitors are likely to introduce competing Internet/Intranet software, it is difficult to predict the rate at which the market will grow, if at all, or the rate at which new or increased competition will result in market saturation. The Company's ClinicalWare product was only recently introduced in 1997 and is highly dependent upon the market acceptance of the Internet/Intranet technologies for healthcare environments. If the market for such Internet/Intranet software fails to grow or grows more slowly than anticipated, the Company's business, financial condition and results of operations would be materially adversely affected. The Company has had only limited shipments of ClinicalWare, and it expects that the sales cycle for ClinicalWare will be longer than that for its other existing products and that the price for ClinicalWare will be higher than that for many of the Company's other current products. Accordingly, the Company's quarterly revenues and operating results may be subject to greater fluctuation as the Company begins to market and sell ClinicalWare. Additionally, the Company faces greater challenges in installing and supporting ClinicalWare because of the complexity of Internet/Intranet related software and systems. The Company has limited experience in marketing, installing and supporting Internet/Intranet clinical information systems, and there can be no assurance that the Company can obtain the necessary resources to market, install and support ClinicalWare in an efficient, cost-effective and competitive manner. The failure of ClinicalWare to achieve market acceptance for any reason could have a materially adverse affect on the Company's business, financial condition and results of operations.

Integration of Acquisitions

         The Company acquired the IMS archive and Film Image Scan System and software products from Star in July 1997 in exchange for 100,000 shares of the Company's Common Stock and future royalties on software sales. The Company also acquired certain assets of MITA related to nuclear medicine software in exchange for 17,500 shares of the Company's Common Stock. The MITA acquisition will close in April 1998.

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

         The integration of acquired companies is typically difficult, time consuming and subject to a number of inherent risks. In particular, the success of acquisitions is often dependent upon the integration and retention of existing employees. There can be no assurance that employees of an acquired enterprise will remain with the Company after an acquisition. The success of acquisitions will also be dependent upon the Company's ability to fully integrate the management information and accounting systems and procedures of acquired companies with those of the Company. The Company's management will be required to devote substantial time and attention to the integration of these businesses and to any material operational or financial problems which may occur as a result of the acquisitions. Failure to effectively integrate acquired businesses could have a material adverse affect on the Company's business, results of operations and financial condition.

Consolidation and Uncertainty in the Healthcare Industry

         Many healthcare providers are consolidating to create larger healthcare networks with greater market concentration. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target markets. In addition, the resulting enterprises could have greater bargaining power, which could lead to price erosion of the Company's software and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a materially adverse effect on the Company's business, financial condition and results of operations. The healthcare industry also is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare industry participants. During the past several years, the United States healthcare industry has been subject to an increase in governmental regulation and reform proposals. These proposed reforms, if adopted, may increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's software and services. This could have a materially adverse affect on the Company's business, financial condition and results of operations.

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

Need to Manage Anticipated Growth in Operations; Dependence Upon Key Personnel

         The Company intends to expand its operations which may place a strain on its management systems and resources. In addition, planned increases in the number of products sold by the Company and an increased number of distributors requiring training and support may place additional strains on the Company's installation and support services requiring the Company to train and manage additional customer service personnel. There can be no assurance that the Company will be able to effectively manage these tasks, and the failure to do so could have a materially adverse affect on the Company's business, financial condition and results of operations.

         The Company's future success also depends to a significant part upon the continued service of its executive officers and other key sales, marketing, development and installation employees. The loss of the services of any of its executive officers or other key employees could have a materially adverse affect on the Company's business, financial condition and results of operations.

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

Customer Concentration

         CompuRAD presently has licensed its products to hospitals, clinics, other healthcare facilities and physician groups. The Company's customers include New York University Medical Center, Alliant Health Systems, Symphony Mobilex and the Nursing Home Group plus many other leading healthcare facilities and organizations.

         For the three months and nine months ended September 30, 1997 and 1996, one customer, Symphony Mobilex, accounted for 8.7% and 19.6% and 22.2% and 22.3%, respectively, of the Company's revenues. The Company has agreements with OEMs and some of these agreements require OEMs to purchase a minimum amount of the Company's products each year. A significant reduction in sales volume attributable to the loss of any of the Company's customers, losses arising from customer disputes regarding shipments or license, installation and service fees or the Company's inability to collect accounts receivable from any major customer could have a materially adverse affect on the Company's business, financial condition and results of operations.

         To date, sales of the Company's teleradiology products, including PC Teleradiology and its successor iNET, accounted for a substantial majority of its revenues. Sales of the iNET product line could decline for a number of reasons including consolidation in the healthcare market and changes in government regulation that reduce or eliminate reimbursement for teleradiology services. If sales of the Company's iNET product line decline for any reason, the Company's business, financial condition and results of operations would be materially adversely affected.

Competition

         The Company believes that the principal competitive factors for selecting medical image management software and systems are the reputation and market position of the vendor and the price, reliability, ease of use, functionality and performance of the product or system. The Company believes it competes effectively with respect to these factors.

         Competition in the markets for medical image management products and healthcare information systems and services is intense and is expected to increase. The Company's competitors include other providers of medical image management and healthcare information products. The Company's principal competitors in the medical image management industry are E-Med, CEMAX, Applicare Medical Imaging B.V. and Access Radiology Corporation. Furthermore, other major healthcare information and equipment companies not presently offering competing products may enter the Company's markets. In addition, the emerging market for Internet/Intranet clinical information systems is expected to be highly competitive, and the Company's competitors in this market could include many of its competitors in the medical image management systems market as well as other providers of healthcare information systems and new entrants into the marketplace. Increased competition could result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect the Company's business, financial condition and results of operations. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. There can be no assurances that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not have a materially adverse affect on its business, financial condition or results of operations.

Proprietary Rights

         The Company relies on a combination of trade secrets, copyright and trademark laws, nondisclosure and other contractual provisions to protect its proprietary rights. The Company currently has no patents covering its technology and it has not registered its trademarks. There can be no assurance that measures taken by the Company to protect its intellectual property will be adequate or that the Company's competitors will not independently develop systems and services that are substantially equivalent or superior to those of the Company. Substantial litigation regarding intellectual property rights exists in the software industry, and the Company expects that software products may be increasingly subject to third party infringement claims as the number of competitors in the Company's industry segment grows and the functionality of systems overlap. Although the Company believes that its systems and applications do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future, that the Company would prevail in any such dispute or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse affect on the Company's business, financial condition and results of operations.

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

         The Company relies on 510(k) pre-market notification for its current internally developed products. Additionally, the Company relies on 510(k) clearance and the finding by the FDA of substantial equivalence for the IMS and the Film Image Scan Software technologies acquired from Star in July 1997. However, the Company believes that its success depends upon commercial sales of new versions of its medical image management software which may be subject to clearance or approval from the FDA and its foreign counterparts. There can be no assurance that a similar 510(k) clearance for any future product or enhancement of an existing product will be granted or that the process will not be lengthy. If the Company cannot establish that a product is "substantially equivalent" to certain legally marketed devices, the 510(k) clearance procedure may be unavailable and the Company may be required to utilize the longer and more expensive PMA process. Failure to receive or delays in receipt of FDA clearances or approvals, including the need for additional data as a prerequisite to clearance or approval, could have a materially adverse affect on the Company's business, operating results and financial condition.

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

         Sales of the Company's software outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign marketing approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In Europe, the Company will be required to obtain certifications necessary to enable the "CE" mark to be affixed to the Company's products by mid 1998 to continue commercial sales in member countries of the European Union. The CE mark is an international symbol of quality and complies with applicable European medical device directives. The Company has not obtained such certifications, and there can be no assurance it will be able to obtain such certifications or any other international regulatory approvals in a timely manner, or at all. Failure to comply with regulatory requirements could have a materially adverse affect on the Company's business, financial condition and results of operations.

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

Item 2.           CHANGES IN SECURITIES - None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

Item 5.           OTHER INFORMATION - None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

       Exhibit No.                        Description
       -----------                        ----------

         2.0 (7)      Agreement and Plan of Merger and Reorganization dated September 28, 1997.
         2.1 (1)      Technology Purchase Agreement.
         2.2          Agreement for Purchase and Sale of Assets.
         3.1 (2)      Restated Certificate of Incorporation, as amended, of Registrant.
         3.2 (2)      Bylaws, as amended, of Registrant.
         3.3 (5)      Certificate of Amendment of Bylaws of Registrant.
         4.1 (2)      Form of Common Stock certificate.
         4.2 (2)      Form of Warrant.
         10.1 (2)     Stock Option Plan and form of option agreement thereunder.
         10.2 (2)     1996 Stock Plan and form of option agreement thereunder.
         10.3 (2)     1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
         10.4 (2)     Form of Indemnification Agreement to be entered into between Registrant and its directors and officers.
         10.5 (2)     Shareholder Agreement dated January 15, 1993 between Registrant and certain holders of
                      Common Stock, amended by Settlement Agreement - See Exhibit 10.10.
         10.6 (3)     Lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.7 (3)     Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.8 (3)     Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.9 (4)     Amendment three to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.10 (2)    Settlement Agreement dated as of July 14, 1996 among the Company, Arizona State Radiology, P.C.
                      et al.
         10.11 (6)    Employment Agreement between Registrant and Phillip Berman.
         10.12 (6)    Employment Agreement between Registrant and Cary Cole.
         10.13 (5)    Amendment four to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.14 (6)    Employment Agreement between Registrant and Henky Wibowo.
         11.1         Statement Regarding Computation of Net Loss Per Share.
         27.1         Financial Data Schedule.
         99.1 (7)     Joint Press Release.
         99.2 (7)     Form of Voting Agreement.

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

(6) Incorporated by reference to the Company's Form 10-QSB (File No. 0000-21157) and its exhibits filed for the quarterly period ended June 30, 1997.

(7) Incorporated by reference to the Company's Form 8-K (File No. 0000-21157) and its exhibits filed for the report dated September 28, 1997.


         (b)      REPORTS ON FORM 8-K

                  A Form 8-K was filed during the quarter for which this report is filed for item 2, acquisition of assets, dated July 30, 1997.

                  A Form 8-K was filed during the quarter for which this report is filed for item 5, other events, dated September 28, 1997.

                                 COMPURAD, INC.
                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CompuRAD, Inc.


Date:  November 12, 1997                     /s/ Phillip Berman
       -----------------                     ---------------------------------
                                             Phillip Berman, M.D.
                                             Chairman, Chief Executive Officer
                                             and President




Date:  November 12, 1997                     /s/ Kevin Donovan
       -----------------                     ---------------------------------
                                             Kevin Donovan
                                             Vice President, Finance and Chief
                                             Financial Officer

                                 COMPURAD, INC.
                                    EXHIBITS


       Exhibit No.                        Description
       -----------                        -----------
         2.0 (7)      Agreement and Plan of Merger and Reorganization dated September 28, 1997.
         2.1 (1)      Technology Purchase Agreement.
         2.2          Agreement for Purchase and Sale of Assets.
         3.1 (2)      Restated Certificate of Incorporation, as amended, of Registrant.
         3.2 (2)      Bylaws, as amended, of Registrant.
         3.3 (5)      Certificate of Amendment of Bylaws of Registrant.
         4.1 (2)      Form of Common Stock certificate.
         4.2 (2)      Form of Warrant.
         10.1 (2)     Stock Option Plan and form of option agreement thereunder.
         10.2 (2)     1996 Stock Plan and form of option agreement thereunder.
         10.3 (2)     1996 Employee Stock Purchase Plan and form of subscription agreement thereunder.
         10.4 (2)     Form of Indemnification Agreement to be entered into between Registrant and its directors and officers.
         10.5 (2)     Shareholder Agreement dated January 15, 1993 between Registrant and certain holders of
                      Common Stock, amended by Settlement Agreement - See Exhibit 10.10.
         10.6 (3)     Lease dated August 24, 1996, relating to facility located at Tucson, Arizona.
         10.7 (3)     Amendment one to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.8 (3)     Amendment two to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.9 (4)     Amendment three to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.10 (2)    Settlement Agreement dated as of July 14, 1996 among the Company, Arizona State Radiology, P.C.
                      et al.
         10.11 (6)    Employment Agreement between Registrant and Phillip Berman.
         10.12 (6)    Employment Agreement between Registrant and Cary Cole.
         10.13 (5)    Amendment four to the lease dated August 24, 1996, relating to facility located at Tucson,
                      Arizona.
         10.14 (6)    Employment Agreement between Registrant and Henky Wibowo.
         11.1         Statement Regarding Computation of Net Loss Per Share.
         27.1         Financial Data Schedule.
         99.1 (7)     Joint Press Release.
         99.2 (7)     Form of Voting Agreement.


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

(6) Incorporated by reference to the Company's Form 10-QSB (File No. 000-21157) and its exhibits filed for the quarterly period ended June 30, 1997.

(7) Incorporated by reference to the Company's Form 8-K (File No. 0000-21157) and its exhibits for the report date September 28, 1997.